Form 10QSB
period 2006-06-30
Lotus Bancorp, Inc.
filed 2006-09-28
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2006

                        COMMISSION FILE NUMBER 333-135107

                               LOTUS BANCORP, INC
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                             20-2377468
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                    45650 GRAND RIVER AVENUE, NOVI, MI 48374
          (Address of principal executive offices, including zip code)

                                 (248) 735-1000
              (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares outstanding of the issuer's common stock as of June 30, 2006 was 1 share.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

TABLE OF CONTENTS

                                      INDEX

PART I - FINANCIAL INFORMATION                                                 3
   ITEM 1. FINANCIAL STATEMENTS                                                3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10
   ITEM 3. CONTROLS AND PROCEDURES                                            14

PART II - OTHER INFORMATION                                                   15
   ITEM 1. LEGAL PROCEEDINGS                                                  15
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        15
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    16
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16
   ITEM 5. OTHER INFORMATION                                                  16
   ITEM 6. EXHIBITS                                                           16
Certification Pursuant to Rule 13a - 15(e) and 15d - 15(e)
Certification Pursuant to Rule 13a - 15(e) and 15d - 15(e)
Certification Pursuant to Rule 13a - 14(b) and 15d - 14(b)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET

                                     ASSETS

                                              June 30, 2006
                                               (Unaudited)    December 31, 2005
                                              -------------   -----------------
Current Asset - Cash                             $     0           $68,867
Equipment, net of depreciation                     2,392                --
Other Asset - Deposit                             30,000            25,000
                                                 -------           -------
   TOTAL ASSETS                                  $32,392           $93,867
                                                 =======           =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

                                              June 30, 2006
                                               (Unaudited)    December 31, 2005
                                              -------------   -----------------
Bank Note Payable (Note 2)                      $ 135,422                --
Advances from Organizers (Note 3)                 189,990           189,990
Accrued Liabilities (Note 4)                       44,305            47,414
                                                ---------         ---------
      Total Current Liabilities                 $ 369,717         $ 237,404
                                                ---------         ---------
Shareholder's Equity (Deficit)
   Common Stock, $0.01 par value
      Authorized -60,000 shares
      Issued and outstanding - 1 share
      at December 31, 2005 and
      June 30, 2006                             $      --         $      --
Paid in Capital                                        10                10
Deficit accumulated during the development
   stage                                         (337,335)         (143,547)
                                                ---------         ---------
      Total Shareholder's Equity
         (deficit)                              $(337,325)        $(143,537)
                                                ---------         ---------
      TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY (DEFICIT)         $  32,392         $  93,867
                                                =========         =========

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended      Six Months Ended       Period from
                                     June 30                June 30         January 1, 2005
                              --------------------   --------------------    (Inception) to
                                 2006       2005        2006       2005      June 30, 2006
                              ---------   --------   ---------   --------   ---------------
Total Revenue                 $      --   $     --   $      --   $     --      $   1,711
                              ---------   --------   ---------   --------      ---------
Operating Expenses
   Professional (Note 4)         73,030     41,842     152,782     41,842        293,198
   Occupancy (Note 6)             2,368         --       3,118         --          3,866
   Licenses                      14,896         25      19,896         25         19,921
   Automobile                     1,332         --       1,806         --          2,217
   Service Charges                   21         --         531         --            535
   Dues & Subscriptions             599         --         748         --            812
   Postage                          368         25         641         25            814
   Printing                          --         --         124         --            680
   Telephone                        472         --         933         --          1,455
   Travel & Entertainment           518        287       1,140        287          2,986
   Office Supplies                   93         --         237         --            315
   Advertising                    5,324         --       5,562         --          5,597
   Charitable Contributions          --         --         100         --            100
   Outside Office Services           --         --          --         --            280
   Education & Training             709         --         709         --            809
   Depreciation                     461         --         461         --            461
                              ---------   --------   ---------   --------      ---------
Total Operating Expenses      $ 100,091   $ 42,179   $ 188,788   $ 42,179      $ 334,046
Other Expense - Interest          5,000         --       5,000         --          5,000
                              ---------   --------   ---------   --------      ---------
Total Expenses                $ 105,091   $ 42,179   $ 193,788   $ 42,179      $ 339,046
Income Taxes (Note 5)                --         --          --         --             --
                              ---------   --------   ---------   --------      ---------
Net (Loss)                    $(105,091)  $(42,179)  $(193,788)  $(42,179)     $(337,335)
                              ---------   --------   ---------   --------      ---------
Net Loss Per Share            $(105,091)  $(42,179)  $(193,788)  $(42,179)
                              ---------   --------   ---------   --------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                   STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
            Period from January 1, 2005 (Inception) to June 30, 2006
                                   (Unaudited)

                                                        Deficit
                                                      Accumulated
                                                       During the
                                   Common   Paid In   Development
                                    Stock   Capital      Stage        Total
                                   ------   -------   -----------   ---------
Balance Jan. 1, 2005                 $--      $--      $      --    $      --
Issuance of 1 Share Common Stock      --       10             --           10
Net Loss                              --       --       (143,547)    (143,547)
                                     ---      ---      ---------    ---------
Balance December 31, 2005             --       10       (143,547)    (143,537)
Net Loss                              --                 (88,697)     (88,697)
                                     ---      ---      ---------    ---------
Balance March 31, 2006                --       10       (232,244)    (232,234)
Net Loss                              --       --       (105,091)    (105,091)
                                     ---      ---      ---------    ---------
Balance June 30, 2006                $--      $10      $(337,335)   $(337,325)
                                     ---      ---      ---------    ---------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months          Period from
                                                    Ended June 30       January 1, 2005
                                                ---------------------    (Inception) to
                                                   2006        2005      June 30, 2006
                                                ---------    --------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                   $(193,788)   $(42,179)     $(337,335)
   Depreciation                                       461          --            461
   Increase (decrease) in Accrued Liabilities      (3,109)         --         44,305
                                                ---------    --------      ---------
      Net Cash Used in Operating Activities     $(196,436)   $(42,179)     $(292,569)
                                                ---------    --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                        $  (2,853)   $     --      $  (2,853)
   (Increase in Deposit)                          (30,000)         --        (30,000)
                                                ---------    --------      ---------
      Net Cash Used in Investing Activities     $ (32,853)   $     --      $ (32,853)
                                                ---------    --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on Line of Credit                   $ 135,422    $     --      $ 135,422
   Issuance of Common Stock                            --          --             10
   Increase in Advances from Organizers                --     180,000        189,990
                                                ---------    --------      ---------
   Net Cash Provided by Financing Activities    $ 135,422    $180,000      $ 325,422
                                                ---------    --------      ---------
INCREASE (DECREASE) IN CASH                     $ (93,867)   $137,821      $       0
CASH AT BEGINNING OF  PERIOD                    $  93,867    $      0      $       0
                                                ---------    --------      ---------
CASH AT END OF PERIOD                           $       0    $137,821      $       0
                                                ---------    --------      ---------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company. The Company subsequently changed its name to Lotus Bancorp, Inc. The company received preliminary regulatory approvals to organize a bank on June 30, 2006 from the Federal Deposit Insurance Corporation and on July 5, 2006 from the State of Michigan's Office of Financial and Insurance Services. The Company plans to purchase the common stock of Lotus Bank (the "Bank"), a de novo currently in formation. The Company intends to raise a minimum of $11,000,000 in equity capital, prior to offering costs, through the sale of shares of the Company's common stock. Proceeds of the offering will be used to capitalize the Bank, construct facilities, and provide working capital. The Company has generated no revenue except interest income, and has incurred direct offering expenses and general operating expenses since inception. There were no revenues or expenses from October 27, 2004 to December 31, 2004.

Final charter approval and authorization to open the proposed Bank will not be granted until all pre-opening requirements are met. These requirements relate to capital, timeliness of opening and other industry standard and proposed Bank specific examination and procedural issues.

BASIS OF PRESENTATION - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

The accompanying unaudited interim financial statements for the three months ended June 30, 2006, and for the period from January 1, 2006 through June 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the three month period ended June 30, 2006 and for the six month period ended June 30, 2006. Interim operating results are not necessarily indicative of operating results for the full year.

EQUIPMENT - Equipment is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the useful life of the asset.

ORGANIZATION AND PRE-OPENING COSTS - Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $980,000 through the commencement of operations, which will be charged to expense as incurred.

DEFERRED OFFERING COSTS - Costs relating to the offering of common stock will be capitalized and netted against the proceeds when the sale of stock in the Company is completed.

INCOME TAXES - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effect of the various temporary differences between the book value and tax basis of the various balance sheet assets and liabilities, and requires the current recognition of changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

EARNINGS PER SHARE - Basic earnings per share represent income available to shareholders divided by the weighted-average number of shares outstanding during the period.

NOTE 2 - BANK NOTE PAYABLE

On February 1, 2006, the Company signed a $1,000,000 line of credit agreement with the Bankers Bank of Atlanta, Georgia. The line of credit is payable on demand with interest at the prime rate (8.25% as of June 30, 2006) minus one percent, and is secured by the personal guarantees of the Company's Organizers. The line expires January 31, 2007. The balance on this line was $135,422 as of June 30, 2006.

NOTE 3 - ADVANCES FROM ORGANIZERS

Advances from Organizers in the amount of $189,990 were used for certain operating and pre-opening expenses.

NOTE 4 - OTHER LIABILITIES

The Company has entered into consulting agreements with one person, and one other whose agreements will become effective upon the proposed Bank receiving the various regulatory approvals. Both of these persons will become employees of the Bank when it opens for business. These agreements call for additional payments to be paid to the parties at the rate of $7,500 per month. The parties have been paid consulting fees totaling $22,500 for the three months ended June 30, 2006, and $72,228 for the period from inception through June 30, 2006.

NOTE 5 - INCOME TAXES

The Company has a net operating loss carryforward for the year ended December 31, 2005 of approximately $144,000. This amount is available to reduce future taxable income through the year ending December 31, 2025. In addition, the Company has incurred a taxable loss of approximately $105,000 for the three months ended June 30, 2006. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company has no history of earnings.

The components of the net deferred tax asset, included in other assets, are as follows:

                                      Three Months    Period from
                                         Ended        Inception to
                                     June 30, 2006   June 30, 2006
                                     -------------   -------------
Deferred Tax Asset:
   Net Operating Loss Carryforward     $ 36,000        $ 115,000
   Less Valuation Allowance             (36,000)        (115,000)
                                       --------        ---------
Total Net Deferred Tax Asset           $     --        $      --
                                       --------        ---------

NOTE 6 - LEASES AND COMMITMENTS

On February 17, 2006, the Company entered into a conditional purchase agreement to buy vacant land in Novi, Michigan to construct the Bank's permanent facilities. The Company has entered into a lease agreement for temporary office space, which calls for lease payments of $250 per month through April 30, 2006, and $1,000 per month for each month thereafter. The lease is month-to-month. Rent expense for the three month period ended June 30, 2006 totaled $2,250, and totaled $3,750 for the period of inception through June 30, 2006.

NOTE 7 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the future executive officers of the Bank upon approval from the Board of Directors. The Company is also planning to issue 142,500 stock warrants to the organizing members of the Bank. These proposed options and warrants would be issued with a strike price of $10. In conjunction with its upcoming stock offering, the Company is planning to issue to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50. As of June 30, 2006, the stock incentive plan has not been created.

NOTE 8 - PROPOSED PUBLIC OFFERING

As described in Note 1 (Organization), the Company will be conducting an initial public offering in which it is proposed that at least $11,000,000 in net proceeds be available upon commencement of operations. The proceeds are net of related offering costs, pre-opening expenses, and estimated capital expenditures of $980,000 to be incurred on behalf of Lotus Bancorp, Inc. The portion of these costs expended through June 30, 2006 have been recognized in the accounts of the Company, and substantially all of the remaining costs connected to this offering will be incurred by the Company. If the initial public offering is successful, all of these costs will be repaid to the Company, and the advances from organizers will be converted into stock. The offering is expected to close in the fourth quarter of 2006. If the initial public offering is not successful, all of these costs will be paid by the Company, including repayment of the revolving line of credit, and the compensation obligation discussed in Note 4.

NOTE 9 - SUBSEQUENT EVENTS

On August 10, 2006, the Company entered into an agreement to lease temporary office space in Novi, Michigan for a term of one year, commencing on September 1, 2006 for a term of one year at a rate of $3,753 per month.

In July of 2006, the Company's consulting agreement with the one individual referenced in Note 4 became effective at a rate of $9,167 per month. Also, the Company entered into a consulting agreement with a third individual for services to be compensated at a rate of $8,500 per month.

Also in July of 2006, the Company's board of directors approved an amendment to the Company's articles of incorporation authorizing an increase in the number of common stock shares to 7,500,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company's and Bank's expectations, intentions, beliefs or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, and rates of income or values included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled "Risk Factors," in the Company's Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on August 14, 2006, including the following:

     - The Company and Bank must receive final regulatory approvals before the Bank may open for business;

     - The Bank must satisfy certain conditions following regulatory approval before it may open for business;

     - Any delay in beginning banking operations will result in additional losses;

     - Because the offering is being undertaken on a best efforts basis, we may be unable to raise the minimum offering amount;

     - The Company has no operating history upon which to base an estimate of its future financial performance;

     - The Company expects to incur losses during its initial years of operations;

     - Failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance;

     - Departures of key personnel or directors may impair the Bank's operations;

     -    The Bank will face intense competition from a variety of competitors;

     - The Bank's legal lending limits may impair its ability to attract borrowers;

     - An economic downturn, especially one affecting the Bank's primary service areas, may have an adverse effect on the Company's financial performance;

     - Adverse economic conditions in the automobile manufacturing and related service industries may impact the Company's banking business;

     - Monetary policy and other economic factors could adversely affect the Bank's profitability;

     -    The common stock of the Company is not an insured deposit;

     -    The stockholder's share of ownership may be diluted in the future;

     -    The Bank could be negatively affected by changes in interest rates;

     - The determination of the offering price in the initial public offering was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

     - The Company does not intend to pay dividends in the foreseeable future;

     - The Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability;

     - The Company may not be able to raise additional capital on terms favorable to it;

     - The stockholder will incur immediate and substantial dilution in the book value per share of any shares purchased in the offering;

     - The liquidity of the Company's common stock will be affected by its limited trading market;

     - The Company's articles of incorporation and by-laws, and the employment agreements of the Company's executive officers, contain provisions that could make a takeover more difficult;

     - Management of the Bank may be unable to adequately measure and limit credit risk associated with the loan portfolio, which would affect the Company's profitability; and,

     - The Company's directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

These factors and the risk factors referred to in the Company's Prospectus, dated August 25, 2006, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

OVERVIEW

The Company is a Michigan corporation that was incorporated on October 27, 2004 to organize and serve as the holding company for a proposed Michigan state bank, Lotus Bank (in organization)(the "Bank"). The Bank will be a full service commercial bank headquartered in Novi, Michigan, and will initially serve the communities of Novi, Farmington, Farmington Hills, West Bloomfield, Wixom, Walled Lake and Commerce Township and the neighboring communities.

On January 11, 2006, an application was filed with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $10.0 million, and (2) implementing appropriate banking policies and procedures. The Company expects to capitalize the Bank with proceeds from the Company's initial public offering, and receive all necessary final regulatory approvals and begin banking operations during the fourth quarter of 2006.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of common stock, $0.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $10.101 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,100,000 shares and at least $12.936 million to capitalize the Bank if it sells 1,600,000 shares. As of September 19, 2006, no subscriptions of funds had been received into escrow for the purchase of the shares.

In addition to raising the capital necessary to open the Bank, during the period between regulatory approval and commencement of banking operations, the Company's main activities have included:

     - Seeking, interviewing and selecting the officers of the Company and the Bank;

     -    Preparing the business plan; and

     -    Applying to the Federal Reserve to become a bank holding company.

PLAN OF OPERATION

The Company's (and the Bank's) proposed main office will be located on 12 Mile Road in Novi, Michigan, near the intersection of Novi Road. The Company expects construction of the main office to be complete in the fourth quarter of 2007. The building will be a free standing facility of approximately 4,500 square feet. The Company is operating out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,200 square feet at this location. The lease commenced in September, 2006.

The Company expects to use approximately $2,550,000 of the proceeds of the Company's initial public offering to purchase land, construct the facility, and purchase furniture, fixtures and equipment for its banking location. The Bank expects to hire up to 12 full-time equivalent employees to staff its banking office, and the Company does not expect that it will have any employees who are not also employees of the Bank.

The Bank will use the remainder of its capital proceeds for customer loans, investments and other general banking purposes. We believe that the Company's minimum initial public offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12 month period following its initial public offering. However, the Company cannot assure you that it will not need to raise additional capital within the next three years or over the next 12 month period.

The Bank has not fully developed the products and services that it will initially offer its customers and anticipates engaging in additional product research and development during the 12 month period following the offering.

FINANCIAL RESULTS

For the three month period ending June 30, 2006, the Company generated a net loss totaling $105,091. The largest expenses were fees for legal services, and consulting fees paid to future employees of the Bank. Because the Company is in the organizational stage, it has no operations from which to generate revenues.

Initially, the Bank anticipates deriving its revenues principally from interest charged on loans, and to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are expected to be interest expense on deposits and operating expenses. The funds for these expenses are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, the sale of investment securities, and the partial or full repayment of loans by borrowers.

The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's abilities to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

During the organizational period, the Company's cash requirements have consisted principally of funding the Company's pre-opening expenses, described above. Through June 30, 2006, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling $190,000 and an extension of credit in the amount of $1,000,000 from the Bankers Bank of Atlanta, Georgia. The extension of credit has been guaranteed by the organizers of the Bank. The line of credit carried a balance of $133,792 as of June 30, 2006. The Company will repay the outstanding balance of the Bankers Bank line of credit by using a portion of the proceeds of the initial public offering. Organizer advances will be converted to stock at the close of the offering.

The Company has filed a Registration Statement on Form SB-2 with the SEC which became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company's common stock, $0.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. At September 19, 2006, no subscription funds had been received into escrow for the purchase of shares.

The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial 12 months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of proceeds of the Company's initial public offering.

CAPITAL EXPENDITURES

The Company has made capital expenditures of $2,853 as of June 30, 2006, for certain office equipment.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), and concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and the forms of the SEC, and accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2006, the SEC declared effective the Company's Registration Statement on Form SB-2 relating to its initial public offering of common stock, $0.01 par value. The Company is offering for sale a minimum of 1,100,000 and a maximum of 1,600,000 shares of common stock at a price of $10.00 per share to raise the money to capitalize Lotus Bank, a Michigan state bank (in organization). The Company is registering a total of 2,062,500 shares of common stock, of which 462,500 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 320,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 142,500 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). The Company expects the offering to end on December 15, 2006. However, the Company may, in its sole discretion, end the offering prior to December 15, 2006 or extend it for additional periods, but not beyond June 30, 2007. As of September 19, 2006, no subscription funds had been received into escrow for purchase of shares pursuant to the offering.

We anticipate that the gross proceeds of the offering will be a minimum of $10,745,000 and a maximum of $15,745,000. The following tables summarize the anticipated use of the proceeds by the Company and the Bank, respectively, based on the sale of the minimum and maximum number of shares being offered. These figures are estimates based on information currently available. Accordingly, actual results may vary.

LOTUS BANCORP, INC.

                                 MINIMUM OFFERING      MAXIMUM OFFERING
                               -------------------   -------------------
Gross Proceeds from Offering   $11,000,000   100.0%  $16,000,000   100.0%
Sales Agency Commission        $   255,000     2.3%  $   255,000     1.6%
Repayment of pre-opening
   extensions of credit and
   direct cash advances        $   643,998     5.9%  $   643,998     4.0%
Investment in common
   stock of Lotus Bank         $10,101,002    91.8%  $12,936,002    80.9%
                               -----------   -----   -----------   -----
Remaining proceeds             $         0     0.0%  $ 2,165,000    13.5%
                               -----------   -----   -----------   -----

As shown, we expect to use approximately $10.1 million to capitalize Lotus Bank if we sell 1,100,000 shares and approximately $12.9 million if we sell 1,600,000 shares. However, we reserve the right to retain a greater or lesser portion of the proceeds of the offering at Lotus Bancorp for general corporate purposes as long as we contribute no less than $10 million to the Bank to fund its initial capitalization.

LOTUS BANK

                                             MINIMUM OFFERING      MAXIMUM OFFERING
                                           -------------------   -------------------
Gross Proceeds from Offering               $10,101,002   100.0%  $12,936,002   100.0%
Land acquisition and construction          $ 2,200,000    21.8%  $ 2,200,000    17.0%
Furniture, fixtures, equipment and other
   capital items                           $   350,000     3.4%  $   350,000     2.7%
Loans to customers, investments and
   other general corporate purposes        $ 7,551,002    74.8%  $10,386,002    80.3%
                                           -----------   -----   -----------   -----
Remaining proceeds                         $         0     0.0%  $         0     0.0%
                                           -----------   -----   -----------   -----

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the three months ended June 30, 2006.

ITEM 5 - OTHER INFORMATION

This item is not applicable.

ITEM 6 - EXHIBITS

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
--------------   ----------------------
31.1             Rule 13a-14(a) Certification of Chief Executive Officer
31.2             Rule 13a-14(a) Certification of Chief Financial Officer
32               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOTUS BANCORP, INC.


Date: September 28, 2006                By: /s/ Satish B. Jasti
                                            ------------------------------------
                                            Satish B. Jasti
                                            Chief Executive Officer


Date: September 28, 2006                By: /s/ Richard E. Bauer
                                            ------------------------------------
                                            Richard E. Bauer
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
--------------   ----------------------
31.1             RULE 13A-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2             RULE 13A-14(A) CERTIFICATION OF CHIEF FINANCIAL OFFICER
32               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                 PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002