Form 10QSB
period 2006-09-30
Lotus Bancorp, Inc.
filed 2006-11-13
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2006

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

The number of shares outstanding of the issuer's common stock as of September 30, 2006 was 1 share.

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET

                                     ASSETS

                                            September 30, 2006
                                                (Unaudited)      December 31, 2005
                                            ------------------   -----------------
Current Asset - Cash                             $ 20,650             $68,867
Property & Equipment, net of depreciation         910,328                  --
Prepaid Expenses                                    3,750                  --
Other Assets                                        3,500              25,000
Deferred Offering Costs (Note 1)                   56,907                  --
                                                 --------             -------
   TOTAL ASSETS                                  $995,135             $93,867
                                                 ========             =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

                                            September 30, 2006
                                                (Unaudited)      December 31, 2005
                                            ------------------   -----------------
Bank Note Payable (Note 3)                      $1,357,724           $      --
Advances from Organizers (Note 4)                  189,990             189,990
Accrued Liabilities (Note 5)                        21,573              47,414
                                                ----------           ---------
      Total Current Liabilities                 $1,569,287           $ 237,404
                                                ----------           ---------
Shareholder's Equity (Deficit)
   Common Stock, $0.01 par value
         Authorized -8,000,000 shares at
            September 30, 2006 and 60,000
            shares At December 31, 2005
         Issued and outstanding - 1 share
            at September 30, 2006 and
            December 31, 2005                           --                  --
Paid in Capital                                         10                  10
Deficit accumulated during the
   development stage                              (574,162)           (143,547)
                                                ----------           ---------
      Total Shareholder's Equity
         (deficit)                              $ (574,152)          $(143,537)
                                                ----------           ---------
      TOTAL LIABILITIES AND SHAREHOLDER'S
         EQUITY (DEFICIT)                       $  995,135           $  93,867
                                                ==========           =========

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended      Nine Months Ended        Period from
                                  September 30            September 30        January 1, 2005
                              --------------------   --------------------      (Inception) to
                                 2006       2005        2006       2005     September  30, 2006
                              ---------   --------   ---------   --------   -------------------
Total Revenue                 $      --   $    739   $      --   $    739        $   1,711
                              ---------   --------   ---------   --------        ---------
Operating Expenses
   Professional (Note 5)        160,717     21,128     313,498     62,970          453,915
   Occupancy (Note 7)            22,371         --      25,487         --           26,237
   Licenses                        (331)        --      19,566         25           19,590
   Automobile                       841         62       2,648         62            3,058
   Service Charges                   88          3         619          3              623
   Dues & Subscriptions           1,460          4       2,209          4            2,272
   Insurances                     5,913         --       5,913         --            5,913
   Postage                          435         --       1,076         25            1,250
   Printing                       3,529         --       3,652         --            4,209
   Telephone                        839        139       1,772        139            2,294
   Travel & Entertainment        12,751        221      13,891        508           15,737
   Office Supplies                1,028         67       1,265         67            1,343
   Advertising                   11,923         --      17,486         --           17,520
   Charitable Contributions          --         --         100         --              100
   Outside Office Services        1,230        280       1,230        280            1,510
   Education & Training           9,286         --       9,994         --           10,094
   Miscellaneous                  2,150                  2,150                       2,150
   Depreciation                   1,098         --       1,559         --            1,559
                              ---------   --------   ---------   --------        ---------
Total Operating Expenses      $ 235,328   $ 21,904   $ 424,115   $ 64,083        $ 569,374
Other Expense - Interest          1,499         --       6,499         --            6,499
                              ---------   --------   ---------   --------        ---------
Total Expenses                $ 236,827   $ 21,904   $ 430,614   $ 64,083        $ 575,873
Income Taxes (Note 6)                --         --          --         --               --
                              ---------   --------   ---------   --------        ---------
Net (Loss)                    $(236,827)  $(21,165)  $(430,614)  $(63,344)       $(574,162)
                              ---------   --------   ---------   --------        ---------
Net Loss Per Share            $(236,827)  $(21,165)  $(430,614)  $(63,344)
                              ---------   --------   ---------   --------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                   STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
         Period from January 1, 2005 (Inception) to September 30, 2006
                                   (Unaudited)

                                                Deficit Accumulated
                             Common   Paid In        During the
                              Stock   Capital    Development Stage      Total
                             ------   -------   -------------------   ---------
Balance Jan. 1, 2005           $--      $--          $      --        $      --
Issuance of 1 Share
   Common Stock                 --       10                 --               10
Net Loss                        --       --           (143,547)        (143,547)
                               ---      ---          ---------        ---------
Balance December 31, 2005       --       10           (143,547)        (143,537)
Net Loss                        --                     (88,697)         (88,697)
                               ---      ---          ---------        ---------
Balance March 31, 2006          --       10           (232,244)        (232,234)
Net Loss                        --       --           (105,091)        (105,091)
                               ---      ---          ---------        ---------
Balance June 30, 2006           --       10           (337,335)        (337,325)
Net Loss                        --       --           (236,827)        (236,827)
                               ---      ---          ---------        ---------
Balance September 30, 2006     $--      $10          $(574,162)       $(574,152)
                               ---      ---          ---------        ---------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                             Nine Months            Period from
                                         Ended September 30       January 1, 2005
                                       ----------------------     (Inception) to
                                          2006         2005     September 30, 2006
                                       ----------   ---------   ------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net (Loss)                          $ (430,614)  $ (63,344)      $ (574,162)
   Depreciation                             1,559          --            1,559
   Increase (decrease) in Accrued
      Liabilities                         (25,842)         --           21,573
   Increase in Prepaid Expenses            (3,750)                      (3,750)
   Increase in Other Assets                (3,500)         --           (3,500)
   Increase in Deferred
      Offering Costs                      (56,907)         --          (56,907)
                                       ----------   ---------       ----------
      Net Cash Used in Operating
         Activities                    $ (519,054)  $ (63,344)      $ (615,187)
                                       ----------   ---------       ----------
CASH FLOWS FROM INVESTING
   ACTIVITIES
   Purchase of Securities              $       --   $(105,000)      $       --
   Purchase of Equipment                  (57,654)         --          (57,654)
   Purchase of Land                      (854,233)         --         (854,233)
                                       ----------   ---------       ----------
      Net Cash Used in Investing
         Activities                    $ (911,887)  $(105,000)      $ (911,887)
                                       ----------   ---------       ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Advances on Line of Credit          $1,357,724   $      --       $1,357,724
   Issuance of Common Stock                    --          --               10
   Increase in Advances from
      Organizers                               --     180,000          189,990
                                       ----------   ---------       ----------
   Net Cash Provided by
      Financing Activities             $1,357,724   $ 180,000       $1,547,724
                                       ----------   ---------       ----------
INCREASE (DECREASE) IN CASH            $  (73,217)  $  11,656       $   20,650
CASH AT BEGINNING OF PERIOD            $   93,867   $      --       $       --
                                       ----------   ---------       ----------
CASH AT END OF PERIOD                  $   20,650   $  11,656       $   20,650
                                       ----------   ---------       ----------

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

The accompanying unaudited interim financial statements for the three months ended September 30, 2006, and for the period from January 1, 2006 through September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements, in the opinion of management, include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the three month period ended September 30, 2006 and for the nine month period ended September 30, 2006. Interim operating results are not necessarily indicative of operating results for the full year.

PROPERTY AND EQUIPMENT - Equipment is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the useful life of the assets.

ORGANIZATION AND PRE-OPENING COSTS - Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $980,000 through the commencement of operations, which will be charged to expense as incurred.

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock will be capitalized and netted against the proceeds when the sale of stock in the Company is completed. Management expects these costs will approximate $400,000.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             September 30,
                                                  2006       December 31,
                                              (unaudited)        2005
                                             -------------   ------------
Development costs for building                  $ 23,681          $--
Land                                             854,233           --
Office Equipment                                  33,973           --
                                                --------          ---
                                                 911,887           --
Less: Accumulated depreciation                     1,559           --
                                                --------          ---
Property and equipment net of depreciation      $910,328          $--
                                                --------          ---

NOTE 3 - BANK NOTE PAYABLE

On February 1, 2006, the Company signed a $1,000,000 line of credit agreement with the Bankers Bank of Atlanta, Georgia. The Line was increased to $2,000,000 on August 16, 2006. The line of credit is payable on demand with interest at the prime rate (8.25% as of September 30, 2006) minus one percent, and is secured by the personal guarantees of the Company's Organizers. The line expires January 31, 2007. The balance on this line was $1,357,724 as of September 30, 2006.

NOTE 4 - ADVANCES FROM ORGANIZERS

Advances from Organizers in the amount of $189,990 were used for certain operating and pre-opening expenses.

NOTE 5 - OTHER LIABILITIES

The Company has entered into consulting agreements with three individuals. These individuals will become employees of the Bank when it opens for business. These agreements call for additional payments to be paid to the parties at the rate of $25,416 per month. The parties have been paid consulting fees totaling $55,833 for the three months ended September 30, 2006, and $128,062 for the period from inception through September 30, 2006.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carryforward for the year ended December 31, 2005 of approximately $144,000. This amount is available to reduce future taxable income through the year ending December 31, 2025. In addition, the Company has incurred a taxable loss of approximately

$237,000 for the three months ended September 30, 2006. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company has no history of earnings.

The components of the net deferred tax asset, included in other assets, are as follows:

                                      Three Months    Period from
                                         Ended        Inception to
                                     September 30,   September 30,
                                          2006            2006
                                     -------------   -------------
Deferred Tax Asset:
   Net Operating Loss Carryforward     $ 81,000        $ 195,000
   Less Valuation Allowance             (81,000)        (195,000)
                                       --------        ---------
Total Net Deferred Tax Asset           $     --        $      --
                                       ========        =========

NOTE 7 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which calls for lease payments of $3,753 per month through September 2, 2007, and $3,866 per month for each month thereafter. Rent expense for the three month period ended September 30, 2006 totaled $5,871 and totaled $9,621 for the period of inception through September 30, 2006.

NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the future executive officers of the Bank upon approval from the Board of Directors. The Company is also planning to issue 142,500 stock warrants to the organizing members of the Bank. These proposed options and warrants would be issued with a strike price of $10. In conjunction with its upcoming stock offering, the Company is planning to issue to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50. As of September 30, 2006, the stock incentive plan has not been created.

NOTE 9 - PROPOSED PUBLIC OFFERING

As described in Note 1 (Organization), the Company will be conducting an initial public offering in which it is proposed that at least $11,000,000 in net proceeds be available upon commencement of operations. The proceeds are net of related offering costs, pre-opening expenses, and estimated capital expenditures of $980,000 to be incurred on behalf of Lotus Bancorp, Inc. The portion of these costs expended through September 30, 2006 have been recognized in the accounts of the Company, and substantially all of the remaining costs connected to this offering will be incurred by the Company. If the initial public offering is successful, all of these costs will be repaid to the Company, and the advances from organizers will be converted into stock. The offering is expected to close in the fourth quarter of 2006. If the initial public offering is not successful, all of these costs will be paid by the Company, including repayment of the revolving line of credit, and the compensation obligation discussed in Note 5.

NOTE 10 - SUBSEQUENT EVENTS

As of October 25, 2006, a total of $4,501,000 in subscription funds were held in escrow.

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

On January 11, 2006, an application was filed with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $10.0 million, and (2) implementing appropriate banking policies and procedures. The Company expects to capitalize the Bank with proceeds from the Company's initial public offering, and receive all necessary final regulatory approvals and begin banking operations during the first quarter of 2007.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of common stock, $0.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $10.101 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,100,000 shares and at least $12.936 million to capitalize the Bank if it sells 1,600,000 shares. As of September 30, 2006, no subscriptions of funds had been received into escrow for the purchase of the shares.

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

The Company expects to use approximately $2,550,000 of the proceeds of the Company's initial public offering to pay off a portion of the line of credit used to purchase the land, construct the facility, and purchase furniture, fixtures and equipment for its banking location. The Bank expects to hire up to 12 full-time equivalent employees to staff its banking office, and the Company does not expect that it will have any employees who are not also employees of the Bank.

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

FINANCIAL RESULTS

For the three month period ending September 30, 2006, the Company generated a net loss totaling $236,827. The largest expenses were fees for legal services and consulting fees paid to outside firms and future employees of the Bank. Because the Company is in the organizational stage, it has no operations from which to generate revenues.

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

FUNDING OF OPERATIONS AND LIQUIDITY

During the organizational period, the Company's cash requirements have consisted principally of funding the Company's pre-opening expenses, described above. Through September 30, 2006, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling approximately $190,000 and an extension of credit in the amount of $2,000,000 from the Bankers Bank of Atlanta, Georgia. The extension of credit has been guaranteed by the organizers of the Bank. The line of credit carried a balance of $1,357,724 as of September 30, 2006. The Company will repay the outstanding balance of the Bankers Bank line of credit by using a portion of the proceeds of the initial public offering. Organizer advances will be converted to stock at the close of the offering.

The Company has filed a Registration Statement on Form SB-2 with the SEC which became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company's common stock, $0.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. At October 25, 2006, subscription funds in the amount of $4,501,000 had been received into escrow for the purchase of shares.

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

CAPITAL EXPENDITURES

The Company has made capital expenditures of $33,973 as of September 30, 2006, for certain office equipment, development costs in the amount of $23,681, and $854,233 to purchase vacant land at the intersection of 12 Mile and Novi Roads, upon which it intends to build its headquarters facility.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2006, the SEC declared effective the Company's Registration Statement on Form SB-2 relating to its initial public offering of common stock, $0.01 par value. The Company is offering for sale a minimum of 1,100,000 and a maximum of 1,600,000 shares of common stock at a price of $10.00 per share to raise the money to capitalize Lotus Bank, a Michigan state bank (in organization). The Company is registering a total of 2,062,500 shares of common stock, of which 462,500 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 320,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 142,500 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). The Company expects the offering to end on December 15, 2006. However, the Company may, in its sole discretion, end the offering prior to December 15, 2006 or extend it for additional periods, but not beyond June 30, 2007. As of October 25, 2006, subscription funds in the amount of $4,501,000 had been received into escrow for purchase of shares pursuant to the offering.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5 - OTHER INFORMATION

This item is not applicable.

ITEM 6 - EXHIBITS

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
--------------   ----------------------
10.1             Consulting Agreement, dated August 22, 2006 between Lotus
                 Bancorp, Inc. and Richard Gurne (incorporated by reference from
                 Current Report on Form 8-K filed on August 29, 2006).

10.2             Employment Agreement, dated August 22, 2006 between Lotus
                 Bancorp, Inc. and Richard Gurne (incorporated by reference from
                 Current Report on Form 8-K filed on August 29, 2006).

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

                                        LOTUS BANCORP, INC.


Date: November 10, 2006                 By: /s/ Satish B. Jasti
                                            ------------------------------------
                                            Satish B. Jasti
                                            Chief Executive Officer


Date: November 10, 2006                 By: /s/ Richard E. Bauer
                                            ------------------------------------
                                            Richard E. Bauer
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
--------------   ----------------------
10.1             CONSULTING AGREEMENT, DATED AUGUST 22, 2006 BETWEEN LOTUS
                 BANCORP, INC. AND RICHARD GURNE (INCORPORATED BY REFERENCE FROM
                 CURRENT REPORT ON FORM 8-K FILED ON AUGUST 29, 2006).

10.2             EMPLOYMENT AGREEMENT, DATED AUGUST 22, 2006 BETWEEN LOTUS
                 BANCORP, INC. AND RICHARD GURNE (INCORPORATED BY REFERENCE FROM
                 CURRENT REPORT ON FORM 8-K FILED ON AUGUST 29, 2006).

31.1             RULE 13A-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

31.2             RULE 13A-14(A) CERTIFICATION OF CHIEF FINANCIAL OFFICER

32               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                 PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002