Form 10KSB
period 2006-12-31
Lotus Bancorp, Inc.
filed 2007-03-30
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the most recent fiscal year ending December 31, 2006 were $89,536.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2007 was $12,980,550.

As of March 27, 2007, 1,298,055 shares of the common stock of the issuer were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Prospectus dated August 25, 2006 filed with the SEC on September 25, 2006.

TABLE OF CONTENTS

                                      INDEX

PART I
ITEM 1.      DESCRIPTION OF BUSINESS.
ITEM 2.      DESCRIPTION OF PROPERTY.
ITEM 3.      LEGAL PROCEEDINGS.
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
             BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
ITEM 7.      FINANCIAL STATEMENTS.
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.
ITEM 8A.     CONTROLS AND PROCEDURES.
ITEM 8B.     OTHER INFORMATION.
PART III
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
             CORPROATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT.
ITEM 10.     EXECUTIVE COMPENSATION.
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE.
ITEM 13.     EXHIBITS.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Signatures

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Lotus Bancorp, Inc. (formerly known as City Central Bancorp, Inc.)(the "Company") was organized as a Michigan corporation on October 27, 2004 to serve as a bank holding company for Lotus Bank (the "Bank"). As part of its organizational activities, the Company has filed an application with the Federal Reserve to become a bank holding company, approval of which was received February 2, 2007. Initially, the Company will have no material business operations other than owning and managing the Bank.

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. On February 26, 2007, the Company broke escrow in the amount of $12,769,358, consisting of $12,582,050 in stock subscriptions received plus $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. As of March 27, 2007, there were $318,750 in subscription funds held in escrow for the purchase of shares..

In January of 2006, the organizers of the Bank filed applications with the Federal Deposit Insurance Corporation (FDIC) and the Michigan Office of Financial and Insurance Services (OFIS) for federal deposit insurance and a state banking charter, respectively. The Bank has received the preliminary regulatory approvals from the FDIC and OFIS; however, these regulatory approvals were subject to certain conditions that the Bank had to satisfy before receiving a license to commence banking operations, which included: (1) capitalizing the Bank with at least $10.10 million, and (2) implementing appropriate banking policies and procedures. The Bank received these final regulatory approvals February 5, 2007 by satisfying the above requirements, and commenced banking operations on February 28, 2007.

PHILOSOPHY AND STRATEGY

Lotus Bank operates as a full-service community bank headquartered in Novi, Michigan. The Bank offers a full range of sophisticated commercial and consumer banking products to small and medium-sized businesses, licensed professionals and consumers, while emphasizing a unique and personalized service experience, customized and tailored to fit the needs of its clients.

To carry out this philosophy, the Bank's business strategy involves the following:

     - Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its organizers and executive officers;

     -    Hiring and retaining qualified and experienced banking personnel;

     - Providing individualized attention with consistent, locally-based decision making authority;

     - Utilizing technology and strategic outsourcing to provide a wide array of convenient products and services;

     - Operating from a highly visible and accessible banking office in close proximity to a concentration of targeted commercial businesses, professionals and consumers;

     - Encouraging our initial shareholders to become customers by offering additional incentives;

     - Attracting its initial customer base by offering competitive interest rates on deposit accounts; and

     -    Implementing a strong and effective marketing program.

MARKET OPPORTUNITIES

Primary service areas. Lotus Bank's primary service area is Oakland County, Michigan generally, and the cities of Novi, Farmington, Farmington Hills, West Bloomfield, Wixom and Commerce Township specifically. The Bank operates out of temporary facilities located at 45650 Grand River Avenue, Novi, Michigan until it can relocate to its permanent facility at 12 Mile and Dixon Roads in Novi. Lotus Bank will draw most of its customer base from and within its primary service areas. Compared with other economically less fortunate areas of the country, Oakland County offers a vibrant economy and a stable population and is one of the most affluent counties in the country in terms of per capita income. Additionally, Lotus Bank focuses on serving the banking needs of the Asian-Indian community through specific target marketing efforts.

Local economy. The Novi market is undergoing positive economic change and is capitalizing on the opportunities associated with such a change. Two significant suburban hospital expansions within a three mile radius of the Bank's facility are investing $550 million into the local economy; the spin-off economic activity associated with these developments include medical office, medical provider, financial services and technology sector expansion. We believe that these economic activities in the Bank's proposed banking market make it less likely for the Bank to be impacted by industry-specific economic conditions, particularly those manufacturing related, than would be the case in adjoining markets.

The Novi area has maintained a stable population over the last decade, and is projected to grow at a rate of .31% per year over the next several years, reaching approximately 177,406 residents by 2010. The median household income in the Bank's primary service area is $106,494, with an average income level nearly twice that of the State of Michigan. Additionally, over 25% of the residences in the Novi area have been built since 1990. The median housing value was $297,718 in 2005 and is expected to grow to $331,979 by 2010. All of the projected growth rates and statistics are based on forecasts developed by Claritas.

Competition. The market for financial services is rapidly changing, intensely competitive, and likely to become more competitive as the number and types of market entrants increase. Lotus Bank will compete for both lending and deposit business with other commercial banks, thrifts, credit unions, finance companies, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and others that may offer more attractive financing alternatives than the Bank. Many of these competitors are headquartered out-of-state. Because much of the competition's decision making is not local, there is the perception that a lack of consistency exists amongst these firms local leadership. Through our local ownership and leadership, we believe that there is a significant opportunity for Lotus Bank to acquire market share from our competition by offering superior customer service and local decision making to small and medium-sized local businesses and consumers. We recognize that in order to effectively execute this strategy, our relative lack of resources as compared to our competition may require Lotus Bank to offer higher interest rates to attract depositors and offer lower lending rates to attract borrowers.

BUSINESS STRATEGY

Management philosophy. Lotus Bank will be a full service commercial bank focusing on community involvement and highly personalized service while providing small and medium-sized business, licensed professionals and individuals competitive and sophisticated financial products typically offered by larger financial institutions. The Bank will distinguish itself from competitors through this strategy, and will endeavor to hire the most qualified and experienced people in the market to execute the Bank's commitment to customer service. Accordingly, the Bank will implement the following operating and growth strategies:

Operating strategy. In order to achieve the high level of customer service that we believe will be necessary to attract customers and to develop Lotus Bank's reputation as a local bank with a community focus, the following operating strategy will be employed:

     - Experienced Senior Management. Lotus Bank's proposed senior management team possesses extensive experience in the banking industry, as well as substantial business and banking contacts in our primary service area. Satish Jasti, the Bank's President & CEO, has over twenty-three years of banking experience, as does Richard Bauer, the Bank's Executive Vice President & CFO. Richard Gurne, the Bank's Executive Vice President & CLO, has almost thirty years of experience in the local banking market.

     - Quality employees. Lotus Bank strives to hire only seasoned and highly trained staff. The Bank leverages its technological advantage by training its staff to anticipate and answer questions about its products and services by having all of the customer's relationship information at the employee's fingertips.

     - Community-oriented board of directors. All of Lotus Bank's directors are experienced bankers, licensed professionals or local business and community leaders. Many of its directors are residents of our primary service area, and all have significant business ties to the region, enabling them to be proactive in and responsive to the needs of the community. Additionally, the board of directors represents a wide range of business experience and community involvement. We expect that the board of directors will attract substantial business and banking prospects to Lotus Bank through their extensive network personal and business affiliations.

     - Visible banking center. Lotus Bank's headquarters building will be constructed at the intersection of 12 Mile and Dixon Roads, a highly visible site located near major retail and commercial centers of the area and in close proximity to heavily traveled traffic arteries. This building will give the Bank a striking and highly visible presence in a market dominated by out-of-state competitors, and will enhance the Bank's image as a strong competitor.

     - Individual customer focus. Lotus Bank focuses on providing superior individual service and attention to our target customer base, which will include the Asian-Indian and local businesses, professionals and individuals. This focus allows the Bank's employees to respond more quickly and attentively to product and credit requests by developing a personal knowledge of the customer. Our products and services are delivered personally through technological and non-technological delivery systems that are effective and state-of-the-art. Lotus Bank clients enjoy relationships with the Bank's senior officers, directors and staff, and are offered technologically advanced banking products such as online banking and cash management and electronic remote deposit capture.

     - Financial and information center. Lotus Bank serves as a financial and informational center for the communities it serves. It has committed to sponsor an annual chamber of commerce economic luncheon, is active in other local associations whose aim is to discuss common business interests and networking, and has adopted an area elementary school where Lotus Bank employees will educate the students in savings and other financial management habits.

     - Marketing and advertising. Lotus Bank has engaged a highly creative and qualified firm to assist it in executing and guiding its marketing efforts to the community. The firm has developed a unique and distinctive image and approach that Lotus Bank will use to effectively distribute its products and services.

Growth strategy. Because we believe that the growth and expansion of the Bank's operations is integral to our success, the following are the Bank's growth strategies:

     - Capitalize on community orientation. Lotus Bank plans to capitalize on its reputation as an independent, locally-owned and based community bank to attract small and medium-sized businesses, licensed professionals, and individuals that may be underserved by larger banking institutions in our primary service area.

     - Emphasize local decision-making. The Bank will emphasize local decision-making by experienced bankers. This will help Lotus Bank attract local businesses and service-minded customers.

     - Attract experienced lending professionals. Lotus Bank will seek to hire experienced, well trained lending professionals capable of soliciting loan business immediately.

     - Be a low-cost provider of products and services. The Bank's range of services, pricing strategies, interest rates earned and paid, and hours of operation will all be structured to attract its target customers and increase its market share. Additionally, Lotus bank intends to pass on to its customers low overhead costs in the form of reduced fees on its products, especially its deposit products.

LENDING SERVICES

Lending policy. Lotus Bank offers a full range of lending products, including commercial loans for small and medium-sized businesses and professionals, real estate loans to businesses and individuals, and loans to consumers. The Bank understands that it competes for these loans against competitors who are well established in its primary service area, and who have greater resources and legal lending limits. As a result, Lotus Bank may initially have to offer more flexible pricing and terms to attract borrowers. We feel a quick response to credit requests will help mitigate any competitive disadvantage that may exist between Lotus Bank and other financial institutions.

The Bank's loan approval policies provides for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or Lotus Bank's management loan committee, or in certain cases, the Bank's board of director's loan committee, may approve the request. The Bank will not make any loans to any of its directors or executive officers unless the board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending limits. The Bank's lending activities are subject to a variety of lending limits. Differing limits apply depending on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, Lotus Bank will be able to loan any one borrower a maximum amount equal to either:

     -    15% of the Bank's capital and surplus; or

     - Upon 2/3's vote of the bank's board of directors, 25% of its capital and surplus.

These legal limits will increase or decrease as our capital accounts increase or decrease as a result of its earnings or losses, among other reasons.

Credit risks. The principal economic risk associated with each category of loans the Lotus Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relative business market segment. General economic factors affecting a borrowers ability to repay include inflation and employment rates, as well as factors affecting a borrowers own customers, suppliers and employees. The well-established lending institutions in our primary service area are likely to make proportionately more loans to medium and large-sized businesses than Lotus Bank will make. The majority of the loans that Lotus Bank makes are to small and medium-sized businesses, professionals and consumers that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real estate loans. Lotus Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. The following is a description of each of the major categories of real estate loans the Bank make and the risks associated with each class of loan:

     - Commercial real estate. Commercial real estate loan terms generally are limited to five years or less through maturity, call provision, or other re-pricing provision. Payments may be structured on a longer amortization basis. Interest rates may be fixed or variable, although rates typically will not be fixed for a period exceeding the loans maturity or call provision. Lotus Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property, supported by a review by Bank management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of the real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     - Construction and development loans. Lotus Bank will consider making owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider making construction and development loans on a pre-sold basis, not to exceed six months, with renewals and extensions to be made in six month increments. The ratio of principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     - Residential real estate. The Bank's residential real estate loans consists of residential second mortgage and home equity line of credit loans, residential construction loans and traditional mortgage lending for one-to-four family residences. Lotus Bank expects that any long term fixed rate mortgages will be underwritten for resale in the secondary mortgage market. All loans are made in accordance with Lotus Bank's appraisal policy with the ratio of loan principal to the value of collateral as established by independent appraisal in the range of 75-80%, depending on the type of loan. Should this ratio be below 80%, private mortgage insurance is required. The Bank believes that these loan to value ratios are sufficient to compensate for fluctuations in real estate market values and to minimize losses that could result from a downturn in the residential real estate market.

Commercial loans. Loans for commercial purposes in various lines of businesses are one of the components of the Bank's loan portfolio. The target commercial loan market are retail establishments, licensed professional companies, and small to medium-sized businesses. The terms of these loans vary by purpose and type of underlying collateral, if any. The commercial loans are underwritten primarily on the basis of the borrower's ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year on a revolving basis, or 120 days on a single pay basis, and are collateralized by borrower assets or a personal guarantee. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured by other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability to both properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in evaluating the risk of making such loans.

Consumer loans. Lotus Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Repayment of consumer loans depends on the borrower's financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than are characteristic in the repayment of other types of loans. Because many consumer loans are secured by depreciable assets such as cars or boats, the loan is amortized over the useful life of the asset. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow, and determine the impact of all of these factors on the ability of the borrower to make future payments as agreed.

Composition of portfolio. The following table sets forth management's estimate of the percentage composition of Lotus Bank's loan portfolio during its first three years of business:

                          Percentage
                          ----------
Commercial Real Estate       34.0%
Construction                 10.5%
Home Equity                  26.0%
Residential Real Estate       5.0%
Commercial                   18.0%
Consumer                      6.5%
                            -----
   TOTAL                    100.0%
                            =====

INVESTMENTS

In addition to loans, Lotus Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by policy, law or regulation. The asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set forth by the Bank's board of directors.

ASSET AND LIABILITY MANAGEMENT

The asset and liability management committee oversees Lotus Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these functions within the framework of written loan and investment policies of the Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity or re-pricing opportunity and endeavors to manage any gaps in these ranges.

DEPOSIT SERVICES

Lotus Bank seeks to establish a broad base of core deposits, including savings, checking, NOW, and money market accounts, as well as a wide variety of certificate of deposit and individual retirement accounts. The Bank intends to initially leverage our original shareholder base, which is comprised of residents of our primary service area, into a source of core deposits. In addition, the Bank will implement an aggressive marketing and advertising campaign in its primary service area featuring a broad range of low cost products at competitive interest rates and terms. The targeted sources of deposits are residents of, professionals in, and businesses and their employees located in our primary service area. Lotus Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements placed in the local media.

OTHER BANKING SERVICES

Other anticipated banking services include, cashier's checks, traveler's checks, direct deposit, wire transfer, international money transfer, bank by mail, Internet banking, automated bill pay, remote deposit capture, automated teller machines, and ATM/debit cards. The Bank is associated with nationwide networks of automated teller machines in order to provide its customers with convenient cash access throughout Michigan and other regions. Lotus Bank also plans to offer credit card and merchant credit card processing through a third-party or correspondent bank relationship, with the Bank acting as agent. The Bank does not plan to exercise trust powers and may do so in the future only with prior regulatory approval.

EMPLOYEES

Lotus Bank's success depends, in part, on its ability to attract, retain and motivate highly qualified management and staff, for whom competition is rigorous. The Company has no employees. However, as of March 27, 2007, Lotus Bank had nine total employees, all of whom are full-time employees.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

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

These factors and the risk factors referred to in the Company's Prospectus dated August 25, 2006, and which are incorporated into this report by reference, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

                           SUPERVISION AND REGULATION

GENERAL

     The growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Michigan Office of Financial and Insurance Services (the "OFIS"), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and the Bank are brief summaries and do not purport to be complete, and are qualified in their entirety by reference to such statues and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

THE COMPANY

     GENERAL. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

     INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

     The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 11, 1999, to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing securities brokerage services for customers.

     A bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Investment Act ratings of at least "satisfactory" may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.

     Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities.

     Federal legislation also prohibits the acquisition of control of a bank holding company, such as the Company, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.

     CAPITAL REQUIREMENTS. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least 4% must be Tier I capital (which consists principally of shareholders' equity). The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated bank holding companies, with minimum requirements of 4% to 5% for all others.

     The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier I capital less all intangible assets), well above the minimum levels.

THE BANK

     GENERAL. The Bank is now a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIS and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIS and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

     BUSINESS ACTIVITIES. The Bank's activities are governed primarily by Michigan's Banking Code of 1999 (the "Banking Code") and the Federal Deposit Insurance Act ("FDI Act"). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The GLB Act, which amended the FDI Act, among other things, loosens the restrictions on affiliations between entities engaged in certain financial, securities, and insurance activities; imposes restrictions on the disclosure of consumers' nonpublic personal information; and institutes certain reforms of the Federal Home Loan Bank System. The federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.

     BRANCHING. State chartered banks have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, unless the OFIS objects in writing within 30 days after it receives notice of a bank's intent to establish a branch.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state can determine if it will permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches.

     LOANS TO ONE BORROWER. Under Michigan law, a bank's total loans and extensions of credit and leases to one person is limited to 15% of the bank's capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank's capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.

     ENFORCEMENT. The OFIS and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIS has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIS also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.

     The FDIC has similar broad authority, including authority to bring enforcement actions against all "institution-affiliated parties" (including shareholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.

     ASSESSMENTS AND FEES. The Bank pays a supervisory fee to the OFIS of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August
15. The OFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

     REGULATORY CAPITAL REQUIREMENTS. The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital measure, a Tier 1 risk-based capital ratio; and a leverage ratio.

     The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations;
(ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

     Qualifying capital consists of two types of capital components: "core capital elements" (or Tier 1 capital) and "supplementary capital elements" (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of
(i) common shareholders' equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.

     Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.

     The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of 100 to 200 basis points higher and thus a minimum leverage capital ratio of not less than 4%.

     PROMPT CORRECTIVE REGULATORY ACTION. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.

     A bank generally is considered "adequately capitalized" if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be "undercapitalized." A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be "significantly undercapitalized," and a bank is considered "critically undercapitalized" if its ratio of tangible equity to total assets is equal to or less than 2%.

     Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is "critically undercapitalized." In addition, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank's assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     DEPOSIT INSURANCE. The Bank's deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The new regulations also established assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between 05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007, such as the Bank, which will have their assessment base determined using average daily balances of insured deposits.

     PAYMENT OF DIVIDENDS BY THE BANK. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank's payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Due to FDIC requirements, it is expected that the Bank will not be permitted to make dividend payments to the Company during the first three (3) years of the Bank's operations. Additionally, OFIS and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.

     Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank's ability to pay dividends.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS. Under FDIC regulations, the Bank's authority to extend credit to executive officers, directors, and principal shareholders is subject to substantially the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.

     CERTAIN TRANSACTIONS WITH RELATED PARTIES. Under Michigan law, the Bank may purchase securities or other property from a director, or from an entity of which the director is an officer, manager, director, owner, employee, or agent, only if such purchase (i) is made in the ordinary course of business, (ii) is on terms not less favorable to the Bank than terms offered by others, and (iii) the purchase is authorized by a majority of the board of directors not interested in the sale. The Bank may also sell securities or other property to its directors, subject to the same restrictions (except in the case of a sale by the Bank, the terms may not be more favorable to the director than those offered to others).

     In addition, the Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its non-bank subsidiaries, on investments in the stock or other securities of the Company and its non-bank subsidiaries, and on the acceptance of stock or other securities of the Company or its non-bank subsidiaries as collateral for loans. Various transactions, including contracts, between the Bank and the Company or its non-bank subsidiaries must be on substantially the same terms as would be available to unrelated parties.

     STANDARDS FOR SAFETY AND SOUNDNESS. The FDIC has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.

     RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

     - for transaction accounts totaling $8.5 million or less, a reserve of 0%; and

     - for transaction accounts in excess of $8.5 million up to and including $45.8 million, a reserve of 3%; and

     - for transaction accounts totaling in excess of $45. million, a reserve requirement of $1.119 million plus 10% against that portion of the total transaction accounts greater than $45.8 million.

     The effect of maintaining the required non-interest earning reserve is to reduce the Bank's interest-earning assets.

ITEM 2. DESCRIPTION OF PROPERTY.

Lotus Bank is currently operating in a leased facility located at 45650 Grand River Avenue, Novi, Michigan 48374, which is on the north side of Grand River and west of Taft Road. This stretch of Grand River Avenue is a heavily traveled, five-lane state highway, near the Rock Financial Showplace. The lobby of the Bank is accessible through the parking lot.

We are also in the engineering approval phase of our permanent headquarters facility, to be constructed at the intersection of 12 Mile and Dixon Roads in Novi. This distinctive bank building will be constructed on the front parcel of
2.5 acres of land that Lotus Bancorp, Inc. purchased in August of 2006. The building will front 12 Mile Road, across from the Fountainwalk Mall and adjacent to the Twelve Oaks Mall, and near two several-hundred unit residential developments. The construction on this facility is expected to be completed by November of 2007, with occupancy in December of the same year.

The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. The Bank owns its headquarters facility. When the headquarters facility is ready for occupancy, we will abandon the leased facility on Grand River Avenue. Management believes that the headquarters facility, at 5,200 square feet, will be sufficient to meet the business needs of the Company and the Bank. All facilities, whether purchased or leased, will be adequately covered by the appropriate insurances.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject, nor are there any material proceedings known to the Company in which any director, officer or affiliate, or any principal shareholder is a party or has an interest adverse to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OR EQUITY SECURITIES.

MARKET INFORMATION

The Company is conducting its initial public offering of securities through June 30, 2007. All sales of securities by the Company will be registered under the Securities Act. There is currently no established market for the common stock of the Company, and an active trading market is not likely to develop. The Company has future plans to list its common stock on the OTC Bulletin Board and expects at least one company to make a market in its shares.

COMMON STOCK

As of December 31, 2006, 1 share of common stock of the Company was issued and outstanding. As of March 27, 2007, 1,298,055 shares of common stock of the Company were issued and outstanding.

DIVIDENDS

Because, as a holding company, the Company will initially conduct no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank. Initially, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective boards of directors consider relevant.

WARRANTS

As of December 31, 2006, no warrants were outstanding. As of March 27, 2007, warrants to purchase up to 259,611 shares of the Company's common stock were outstanding.

In recognition of the substantial financial risks undertaken by the members of our organizing group, we intend to grant an aggregate of 142,000 warrants to our organizers. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years of the date that the Bank opens for business.

In addition to the organizer warrants, each of the investors in our initial public offering will receive warrants in recognition of the additional financial risk in investing in Lotus Bancorp, Inc. from inception. Each initial shareholder will receive warrants to purchase one share of common stock for every five shares purchased in our initial public offering. The initial shareholder warrants vested on the date the Bank opened for business and expires three years later. Initial shareholder warrants are exercisable at a price of $12.50 per share.

Organizer and initial shareholder warrants to purchase fractional shares will not be issued. Instead, we will round down to the next whole number in calculating the number of warrants to issue to any shareholder. Holders of warrants will be able to profit from any rise in the market value of our common stock over the exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank's capital falls below the minimum level as required by the FDIC, we may be directed to require the shareholders to exercise or forfeit their warrants.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has not sold any unregistered securities.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

OVERVIEW

The Company is a Michigan corporation that was incorporated on October 27, 2004 to organize and serve as the holding company for a proposed Michigan state bank, Lotus Bank (In Organization) (the "Bank"). The Bank will be a full service commercial bank headquartered in Novi, Michigan, and will initially serve the city of Novi, Michigan and the neighboring communities of Commerce Township, Farmington, Farmington Hills, Northville, West Bloomfield and Wixom, and will offer a broad array of commercial and consumer banking products and services to small and medium-sized businesses, licensed professionals and individuals.

On January 11, 2006, applications were filed with the Michigan Office of Financial and Insurance Services (OFIS) and with the Federal Deposit Insurance Corporation (FDIC) for permission to organize the Bank and for federal deposit insurance, respectively. The Bank has received the regulatory approvals of the OFIS and FDIC; however, these regulatory approvals were subject to certain conditions that the Bank had to satisfy before receiving a license to commence banking operations, including; (1) capitalizing the Bank with at least $10.1 million after pre-opening expenses, and (2) instituting appropriate banking policies and procedures. These conditions were satisfied, and the Company capitalized the Bank by downstreaming $10,500,000 of proceeds from its initial public offering into the Bank's capital accounts on February 27, 2007; the Bank commenced banking operations on February 28, 2007.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company's stock, $.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $10.10 million of the proceeds of its initial public offering to capitalize Lotus Bank if it sells 1,100,000 shares and at least $12.94 million of the proceeds of its initial public offering to capitalize Lotus Bank if it sells 1,600,000 shares. As of March 7, 2007, there were no subscription funds held in escrow for the purchase of shares.

In addition to raising the capital necessary to open the Bank, during the period between regulatory approval and the commencement of banking operations, the Company's main activities have included:

     - Seeking, interviewing and selecting the officers and employees of the Bank;

     - Preparing the business plan and implementing banking systems and applications to operate the Bank; and

     -    Applying to the Federal Reserve to become a bank holding company.

PLAN OF OPERATION

The Company's (and the Bank's) proposed main office will be located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The Company expects construction of the main office to be complete in the fourth quarter of 2007. The building will be a free standing facility of approximately 5,200 square feet. The Company is currently operating out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,200 square feet at this location. The lease commenced in September, 2006.

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

FINANCIAL RESULTS

For the year ended December 31, 2006, the Company generated a net loss of $541,796. The largest expense was consulting fees paid to future employees of the Bank. Because the Company is in the development stage, it has no operations from which to generate revenues, other than interest income on common stock subscription funds held in escrow.

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

FUNDING OF OPERATIONS AND LIQUIDITY

During the organizational period, the Company's cash requirements have consisted principally of funding the Company's pre-opening expenses, described above. Through December 31, 2006, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling approximately $190,000 and an extension of credit in the amount of $2,000,000 from the Bankers Bank of Atlanta, Georgia. The extension of credit has been guaranteed by the organizers of the Bank. The line of credit carried a balance of $1,856,775 as of December 31, 2006. The Company will repay the outstanding balance of the Bankers Bank line of credit by using a portion of the proceeds of the initial public offering. Organizer advances will be converted to common stock at the close of the offering.

The Company has filed a Registration Statement on Form SB-2 with the SEC which became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company's common stock, $0.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. At March 27, 2007, there were $318,750 in subscription funds held in escrow for the purchase of shares.

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

CAPITAL EXPENDITURES

The Company has made capital expenditures of $149,460 as of December 31, 2006, for certain office equipment, development costs in the amount of $81,258, and $854,233 to purchase vacant land at the intersection of 12 Mile and Dixon Roads, upon which it intends to build its headquarters facility.

LIQUIDITY AND INTEREST RATE SENSITIVITY

During the Company's organizational period, its cash requirements consist principally of funding its pre-opening expenses, described above, as well as capital expenditures for the acquisition, furnishing and equipping of the initial banking office facility.

During the organizational stage, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit with the Bankers Bank, which is guaranteed by the organizers. The Company will repay the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering. Management believes that the liquidity sources are adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time the Bank opens for business.

Commencement of banking operations. Lotus Bank opened for business to the public on February 28, 2007. Since the Company has been in the organizational stage, there are no results of operations to present at this time. Net interest income, the Bank's expected primary source of earnings, will fluctuate with significant interest rate movements. The Company's profitability will depend substantially on the Bank's net interest income, which is the difference between interest income earned on its loans and other assets and the interest expense paid on deposits and other liabilities. A large change in interest rates may significantly change the Bank's net interest income and eliminate the Company's profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company's control. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure its balance sheet so that repricing opportunities for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Bank will generally seek to maintain a balance between interest sensitive assets and liabilities and the changes in interest income and interest expense in order to minimize the Bank's overall interest rate risk. The Bank will regularly evaluate the balance sheet's asset mix in terms of yield, credit quality, appropriate funding sources and liquidity.

To effectively manage the balance sheet's liability mix, the Bank plans to focus on expanding its deposit base and converting assets to cash as necessary. As the Bank continues to grow, it will continuously adjust its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank's asset and liability committee will meet regularly to develop a strategy for the upcoming period.

CAPITAL ADEQUACY

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common stockholder's equity, non-cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is deducted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and immediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio in computed by dividing Tier 1 capital by total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

The Company believes that net proceeds of its initial public offering will enable the Bank to satisfy its capital requirements for at least the next 36 months following the opening of the Bank. The Company believes all anticipated material expenditures for this period have been identified and provided for out of the proceeds on the initial public offering.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Lotus Bancorp, Inc.

We have audited the accompanying balance sheets of Lotus Bancorp, Inc. (a company in the development stage) as of December 31, 2006 and 2005 and the related statements of operations, shareholder's equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and for the period of January 1, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Bancorp, Inc. (a company in the development stage) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the period of January 1, 2005 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP

March 27, 2007
Southfield, MI

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET

                                     ASSETS

                                                          December 31
                                                     --------------------
                                                        2006        2005
                                                     ----------   -------
Cash                                                 $    6,422   $68,867
Accrued Interest Receivable                              89,536        --
Prepaid Expenses                                         13,183        --
Deferred Income Tax Benefit                               7,700        --
Property & Equipment, net of depreciation (Note 2)    1,078,326        --
Other Assets                                              3,500    25,000
Deferred Offering Costs (Note 1)                        200,803        --
                                                     ----------   -------
   TOTAL ASSETS                                      $1,399,470   $93,867
                                                     ==========   =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

                                                     December 31,   December 31,
                                                         2006           2005
                                                     ------------   ------------
Bank Note Payable (Note 3)                            $1,856,775      $     --
Advances from Organizers (Note 4)                        189,990       189,990
Federal Income Taxes payable                               7,700            --
Accrued Liabilities (Note 5)                              30,339        47,415
                                                      ----------      --------
   Total Liabilities                                  $2,084,804      $237,405
                                                      ----------      --------
Shareholder's Equity (Deficit)
   Common Stock, $0.01 par value
      Authorized -8,000,000 shares at December 31,
         2006 and 60,000 shares At December 31,
         2005
      Issued and outstanding - 1 share at December
         31, 2006 and 2005                                    --            --
Paid in Capital                                               10            10
Deficit accumulated during the development stage        (685,344)     (143,548)
                                                      ----------     ---------
   Total Shareholder's Equity (deficit)               $ (685,334)    $(143,538)
                                                      ----------     ---------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY
      (DEFICIT)                                       $1,399,470     $  93,867
                                                      ==========     =========

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF OPERATIONS

                                                       Period from
                                  Years Ended        January 1, 2005
                                   December 31        (Inception) to
                             ---------------------     December 31,
                                2006        2005           2006
                             ---------   ---------   ---------------
Total Revenue                $  89,536   $   1,711      $  91,247
                             ---------   ---------      ---------
Operating Expenses
   Professional (Note 5)       415,300     140,417        555,717
   Occupancy (Note 7)           56,576         750         57,326
   Licenses                     20,065          25         20,090
   Automobile                    2,648         411          3,059
   Service Charges                 663           3            666
   Dues & Subscriptions          3,020          63          3,083
   Insurances                    7,640          --          7,640
   Postage                       2,581         173          2,754
   Printing                      4,902         556          5,458
   Telephone                     9,493         522         10,015
   Travel & Entertainment       18,757       1,846         20,603
   Office Supplies               4,086          78          4,164
   Advertising                  21,711          35         21,746
   Charitable Contributions        100          --            100
   Outside Office Services       6,753         280          7,033
   Education & Training         10,093         100         10,193
   Miscellaneous                 2,150          --          2,150
   Depreciation                  6,625          --          6,625
                             ---------   ---------      ---------
Total Operating Expenses     $ 591,163   $ 145,259      $ 738,422
Other Expense - Interest        38,169          --         38,169
                             ---------   ---------      ---------
Total Expenses               $ 631,332   $ 145,259      $ 776,591
Income Taxes (Note 6)               --          --             --
                             ---------   ---------      ---------
Net Loss                     $(541,796)  $(143,548)     $(685,344)
                             ---------   ---------      ---------
Net Loss Per Share           $(541,796)  $(143,548)
                             ---------   ---------
Weighted Average Shares              1           1              1

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                   STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
          Period from January 1, 2005 (Inception) to December 31, 2006

                                                 Deficit
                                               Accumulated
                                                During the
                            Common   Paid In   Development
                             Stock   Capital      Stage        Total
                            ------   -------   -----------   ---------
Balance Jan. 1, 2005          $--      $--      $      --    $      --
Issuance of 1 Share
   Common Stock                --       10             --           10
Net Loss                       --       --       (143,548)    (143,548)
                              ---      ---      ---------    ---------
Balance December 31, 2005      --       10       (143,548)    (143,538)
Net Loss for 2006                       --       (541,796)    (541,796)
                              ---      ---      ---------    ---------
Balance December 31, 2006     $--      $10      $(685,344)   $(685,334)
                              ---      ---      ---------    ---------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF CASH FLOWS

                                                                              Period from
                                                       Years Ended          January 1, 2005
                                                    Ended December 31        (Inception) to
                                                -------------------------     December 31,
                                                    2006          2005            2006
                                                -----------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                     $  (541,796)   $(143,548)     $  (685,344)
   Depreciation                                       6,625           --            6,625
   Deferred Income Tax                               (7,700)          --           (7,700)
   Increase (decrease) in Accrued Liabilities       (17,076)      47,415           30,339
   Increase in Federal Income Taxes payable           7,700           --            7,700
   Increase in Accrued Interest Receivable          (89,536)          --          (89,536)
   Increase in Prepaid Expenses                     (13,183)                      (13,183)
   (Increase) decrease in Other Assets               21,500      (25,000)          (3,500)
   Increase in Deferred Offering Costs             (200,803)          --         (200,803)
                                                -----------    ---------      -----------
      Net Cash Used in Operating Activities     $  (834,269)   $(121,133)     $  (955,402)
                                                -----------    ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                        $  (149,460)   $      --      $  (149,460)
   Building Development Costs                       (81,258)          --          (81,258)
   Purchase of Land                                (854,233)          --         (854,233)
                                                -----------    ---------      -----------
      Net Cash Used in Investing Activities     $(1,084,951)   $      --      $(1,084,951)
                                                -----------    ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances on Line of Credit                   $ 1,856,775    $      --      $ 1,856,775
   Issuance of Common Stock                              --           10               10
   Increase in Advances from Organizers                  --      189,990          189,990
                                                -----------    ---------      -----------
   Net Cash Provided by Financing Activities    $ 1,856,775    $ 190,000      $ 2,046,775
                                                -----------    ---------      -----------
INCREASE (DECREASE) IN CASH                     $   (62,445)   $  68,867      $     6,422
CASH AT BEGINNING OF PERIOD                     $    68,867    $      --      $        --
                                                -----------    ---------      -----------
CASH AT END OF PERIOD                           $     6,422    $  68,867      $     6,422
                                                -----------    ---------      -----------

                               LOTUS BANCORP, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received preliminary regulatory approvals to organize a bank on June 30, 2006 from the Federal Deposit Insurance Corporation and on July 5, 2006 from the State of Michigan's Office of Financial and Insurance Services. The Company plans to purchase the common stock of Lotus Bank (the "Bank"), a de novo currently in formation. As of March 27, 2007, the Company has raised $12,980,550, prior to offering costs, through the sale of shares of the Company's common stock. Proceeds of the offering will be used to capitalize the Bank, construct facilities, and provide working capital. The Company has generated no revenue except interest income, and has incurred direct offering expenses and general operating expenses since inception. There were no revenues or expenses prior to January 1, 2005.

Final charter approval and authorization to open the proposed Bank was received on February 5, 2007. On February 27, 2007, the Company downstreamed $10,500,000 into the Bank's capital accounts, and on February 28, 2007, the Bank commenced banking operations.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              December    December
                                              31, 2006    31, 2005
                                             ----------   --------
Development costs for building               $   81,258      $--
Land                                            854,233       --
Office Equipment                                149,460       --
                                             ----------      ---
                                              1,084,951       --
Less: Accumulated depreciation                    6,625       --
                                             ----------      ---
Property and equipment net of depreciation   $1,078,326      $--
                                             ----------      ---

NOTE 3 - BANK NOTE PAYABLE

On February 1, 2006, the Company signed a $1,000,000 line of credit agreement with the Bankers Bank of Atlanta, Georgia. The Line was increased to $2,000,000 on August 16, 2006. The line of credit is payable on demand with interest at the prime rate (8.25% as of December 31, 2006) minus one percent, and is secured by the personal guarantees of the Company's Organizers. The guarantee of each organizer is limited to $121,053. The line expires February 1, 2007. The balance on this line was $1,856,775 as of December 31, 2006.

NOTE 4 - ADVANCES FROM ORGANIZERS

Advances from Organizers in the amount of $189,990 were used for certain operating and pre-opening expenses.

NOTE 5 - OTHER LIABILITIES

The Company has entered into consulting agreements with four individuals. These individuals will become employees of the Bank when it opens for business. These agreements call for additional payments to be paid to the parties at the rate of $29,999 per month. The parties have been paid consulting fees totaling $179,375 for the year ended December 31, 2006, and $206,603 for the period from inception through December 31, 2006.

NOTE 6 - INCOME TAXES

The deferred tax asset created by start-up expenditures which are not deductible for tax purposes until the Bank opens for business, has been offset substantially with a valuation allowance since the Company has no history of earnings.

The components of income tax expense for the years ended December 31, 2006 and 2005 are as follows:

                          December 31
                        --------------
                          2006    2005
                        -------   ----
Current tax provision   $ 7,700    $--
Deferred tax benefit     (7,700)    --
                        -------    ---
                        $    --    $--
                        -------    ---

Components of the Company's deferred tax assets at December 31 are summarized as follows:

                              2006       2005
                           ---------   --------
Deferred tax asset:
   Start-up expenditures   $ 250,000   $ 49,000
   Valuation allowance      (242,300)   (49,000)
                           ---------   --------
Net deferred tax asset     $   7,700   $     --
                           ---------   --------

NOTE 7 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which calls for lease payments of $3,753 per month through September 2, 2007, and $3,866 per month for each month thereafter. Rent expense for the three month period ended December 31, 2006 totaled $11,256 and totaled $20,877 for the period of inception through December 31, 2006. The following is a schedule of future minimum rental payments under the operating leases on a calendar basis:

Year Ending December 31    Amount
-----------------------   -------
2007                      $30,024
2008                           --
2009                           --
2010                           --
2011                           --
2012 and after                 --
                          -------
Total                     $30,024
                          -------

NOTE 8 - DEFERRED COMPENSATION ARRANGEMENTS

The Company entered into consulting agreements with two of the future executive officers of the Bank. The deferred compensation portion of the agreements provide for amounts to be paid at a rate of $3,000 per month for one consultant and a $5,000 lump sum to the other consultant, to be paid subject to the Bank's opening to the public by March 31, 2007. The Bank commenced operations on February 28, 2007. The total amount paid of $57,500 will be charged to expense during the first quarter of 2007.

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the future executive officers of the Bank upon approval from the Board of Directors. The Company is also planning to issue 142,500 stock warrants to the organizing members of the Bank. These proposed options and warrants would be issued with a strike price of $10. In conjunction with its upcoming stock offering, the Company is planning to issue to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50. As of December 31, 2006, the stock incentive plan had not been created and no warrants were outstanding. As of March 27, 2007, warrants to purchase up to 259,611 shares of the Company's common stock were outstanding.

Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. SFAS No. 123 (R) requires companies to estimate the fair value of the stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods in the Company's statement of operations.

NOTE 10 - PROPOSED PUBLIC OFFERING

As described in Note 1 (Organization), the Company is conducting an initial public offering through June 30, 2007, in which it is proposed that at least $11,000,000 in net proceeds be available upon commencement of operations. As of March 27, 2007, subscriptions for shares of the Company's common stock totaled $12,980,550. The proceeds will be netted against related offering costs, pre-opening expenses, and estimated capital expenditures of $980,000 to be incurred on behalf of Lotus Bancorp, Inc. The portion of these costs expended through December 31, 2006 have been recognized in the accounts of the Company, and substantially all of the remaining costs connected to this offering will be incurred by the Company. Upon completion of the initial public offering and the issuance of common shares in the Company, all deferred costs associated with the offering will be charged to the Company's equity, and the advances from organizers will be converted into stock. The offering is expected to close by June 30, 2007.

NOTE 11 - SUBSEQUENT EVENTS

On January 7, 2007, the Company signed a line of credit extension with the Bankers Bank, with the credit limit increasing to $2,100,000. This line matured on February 28, 2007 and was paid off with the proceeds of the initial public offering. On February 2, 2007, the Company received permission from the Federal Reserve Bank of Chicago to form a bank holding company. On February 5, 2007, the Michigan OFIS and the FDIC granted the Bank the final regulatory approvals necessary to commence banking operations. On February 27, 2007, the Company withdrew $12,582,050 in subscription funds from the escrow account and downstreamed $10,500,000 into the capital accounts of the Bank. On February 28, 2007, the Bank commenced banking operations. As of March 27, 2007, there were $318,750 in subscription funds held in escrow for the purchase of shares.

Stock certificates evidencing ownership of 1,298,055 common shares in the Company are expected to be issued in late March, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

There were no changes to the Company's internal controls over financial reporting during the year ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is information regarding the directors and executive officers of the Company. Certain of the directors of the Company are expected to serve as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate those individuals to serve as a director of the Bank at the Bank's first annual shareholder's meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) each person's age at December 31, 2006, (3) the year the person was first elected a director of the Company, and (4) the person's position(s) with the Company other than as a director, and the person's business experience for the past five years.

Name (age)                     Officer/Director Since   Position(s) with the Company and Business Experience
----------                     ----------------------   ----------------------------------------------------
Satish Jasti (47)                       2006            Director, President & CEO of the Company and the Bank, formerly a
                                                        Senior commercial lending officer with Key Bank N.A., LaSalle Bank
                                                        Midwest N.A., and Bank One N.A.

Richard Bauer (47)                      2006            Executive Vice President, CFO & COO of the Company and the Bank,
                                                        formerly a senior vice president with Fidelity Bank.

Richard Gurne (51)                      2006            Executive Vice President, CLO of the Company and the Bank, formerly
                                                        President of Tranex Financial, Inc., and a senior lender with JP Morgan
                                                        Chase Bank N.A. and Bank One N.A.

Sreenivas Cherukuri (36)                2006            Director; management consultant, RRA Inc.

Vasudev Garlapaty (61)                  2006            Director; physician

Vinaya Gavini (59)                      2006            Director; physician; owner Laser Printing Services

Amarnath Gowda (52)                     2006            Director; attorney

Ravindranath Gullapalli (57)            2006            Director; technical advisor, management consultant, Gullapalli
                                                        Consulting Services LLC

Sarada Gullapalli (57)                  2006            Director; physician

Murali Guthikonda (55)                  2006            Director; physician

Sree Jasti (43)                         2006            Director; chemist, BASF Corporation

Lynn Jerath (32)                        2006            Director; President, Bedrock Investments LLC

Mayur Joshi (52)                        2006            Director; Realtor, Max Broock Realtors; real estate investor

Shubha Kolachalam (44)                  2006            Director; Chief Administrative Officer, Kolachalam MDPC

V.S. Lingham (51)                       2006            Director; Chief of Clinical Affairs, Reuther Psychiatric Hospital

Jai Pandya (39)                         2006            Director; President, Kush Enterprises, Inc.

Natvarlal Patel (47)                    2006            Director; President ECOM Consultants, Inc., technology consultant

Jitendra Patel (61)                     2006            Director; President, Michigan Inns, Inc., real estate investor; retired director, State Bank of Texas

Haranath Policherla (48)                2006            Director; physician

Bala Setty (57)                         2006            Director; physician

Jay Shah  (59)                          2006            Director; CEO, Spalding DeDecker Associates, engineering consulting

Curt Shaneour (73)                      2006            Director; President, Shane Group Inc.; retired director, Hillsdale County
                                                        National Bank

Venkat Talasila (54)                    2006            Director; physician; CEO, Sree Talasila Properties LLC

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by
Section 16 of the Securities Exchange Act.

SIGNIFICANT EMPLOYEES

Other than the Company's executive officers, the Company does not have any employees that make a significant contribution to the business.

FAMILY RELATIONSHIPS

Director Sarada Gullapalli is the wife of Director Ravindranath Gullapalli. Director Sree Jasti is the wife of Director, President & CEO Satish Jasti. Director Jitendra Patel is the father of Director Lynn Jerath.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDING

None.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors, officers, and 10% or more shareholders of the Company are not presently subject to Section 16(a) of the Exchange Act because the Company does not have a class of securities registered under Section 12 of that Act.

CODE OF ETHICS.

The Company has adopted a Code of Ethics applicable to all directors, officers and employees. The Code of Ethics is attached as Exhibit 14 to this Annual Report.

AUDIT COMMITTEE FINANCIAL EXPERT

While the Board of Directors endorses the effectiveness of the Company's Audit Committee, its membership does not include a director who qualifies for designation as an "audit committee financial expert" - a concept under federal regulation that contemplates such designation only when an audit committee member satisfies all five qualification requirements, such as experience (or "experience actively supervising" others engaged in) preparing, auditing, analyzing or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our Company's financial statements.

ITEM 10. EXECUTIVE COMPENSATION

Consulting agreements. The Company has entered into consulting agreements with Satish Jasti, Richard Bauer and Richard Gurne, providing for payments of $90,000, $110,000 and $105,000 annually, respectively, in connection with their activities in organizing Lotus Bancorp, Inc. and Lotus Bank. In addition, the consulting agreements provide for deferred compensation to be accrued for Messrs. Jasti and Bauer, at the rate of $3,000 per month and $5,000 lump sum, respectively, subject to the Bank opening for business by March 31, 2007. The deferred compensation amounts of $52,500 and $5,000, respectively, due Messrs. Jasti and Bauer were paid to them on February 28, 2007.

Each of the consultants is providing independent advisory and consulting services for Lotus Bancorp, Inc. and Lotus Bank. These services have included assistance in preparing regulatory applications and obtaining regulatory approvals; directing site development activities, personnel matters and capital raising activities; negotiating contractual arrangements; and performing other tasks necessary or appropriate in connection with the organization of a denovo state bank, at such times and in such a manner as reasonably requested by the organizers.

Employment agreements.

Satish Jasti. We have entered into an employment agreement with Satish Jasti regarding his employment as President and Chief Executive Officer of Lotus Bancorp, Inc. and Lotus Bank. The agreement will commence when the Bank opens for business and continue in effect for three years (with certain exceptions). Thereafter, the agreement will renew automatically unless either party elects to terminate the agreement by sending prior notice to the other party.

Under the terms of the agreement, Mr. Jasti will receive a base salary of $140,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank's board of directors and may be increased as a result of that review. Mr. Jasti will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Jasti will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and a monthly automobile allowance of not less than $750. In addition, the Bank will provide Mr. Jasti with term life insurance coverage for a term of not less than 10 years, as well as country club and business club membership fees up to $600 per month.

Mr. Jasti's employment agreement also provides that we will grant him options to acquire the greater of 3% of the number of shares sold in the initial public offering or 33,000 shares at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. To the maximum extent permitted by law, it is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Mr. Jasti is terminated, or elects to terminate his employment, in connection with a "change of control," Mr. Jasti would be entitled to receive a cash lump-sum payment equal to 199% of his "base amount" as defined in section 280G of the Internal Revenue Code and, in general, means the executive's annualized compensation over the prior five-year period. If Mr. Jasti's employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to one year's base salary.

The agreement also provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Jasti's employment. If the Company chooses to enforce the noncompetition provisions, Mr. Jasti will be entitled to a payment of $140,000 or his current salary, whichever is greater.

Richard Bauer. We have entered into an employment agreement with Richard Bauer regarding his employment as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Lotus Bancorp, Inc. and Lotus Bank. The agreement will commence when the Bank opens for business and continue in effect for three years (with certain exceptions). Thereafter, the agreement will renew automatically unless either party elects to terminate the agreement by sending prior notice to the other party.

Under the terms of the agreement, Mr. Bauer will receive a base salary of $110,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank's board of directors and may be increased as a result of that review. Mr. Bauer will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Bauer will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations.

Mr. Bauer's employment agreement also provides that we will grant him options to acquire the greater of 1% of the number of shares sold in the initial public offering or 11,000 shares at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. To the maximum extent permitted by law, it is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Mr. Bauer is terminated, or elects to terminate his employment, in connection with a "change of control," Mr. Bauer would be entitled to receive a cash lump-sum payment equal to 125% of his "base amount" as defined in section 280G of the Internal Revenue Code and, in general, means the executive's annualized compensation over the prior five-year period. If Mr. Bauer's employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to half of one year's base salary.

The agreement also provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Bauer's employment. If the Company chooses to enforce the noncompetition provisions, Mr. Bauer will be entitled to a payment of $55,000 or half his current salary, whichever is greater.

Richard Gurne. We have entered into an employment agreement with Richard Gurne regarding his employment as Executive Vice President and Chief Lending Officer of Lotus Bancorp, Inc. and Lotus Bank. The agreement will commence when the Bank opens for business and continue in effect for three years (with certain exceptions). Thereafter, the agreement will renew automatically unless either party elects to terminate the agreement by sending prior notice to the other party.

Under the terms of the agreement, Mr. Gurne will receive a base salary of $105,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank's board of directors and may be increased as a result of that review. Mr. Gurne will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Gurne will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations.

Mr. Gurne's employment agreement also provides that we will grant him options to acquire the greater of 1% of the number of shares sold in the initial public offering or 11,000 shares at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. To the maximum extent permitted by law, it is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event that Mr. Gurne is terminated, or elects to terminate his employment, in connection with a "change of control," Mr. Gurne would be entitled to receive a cash lump-sum payment equal to 125% of his "base amount" as defined in section 280G of the Internal Revenue Code and, in general, means the executive's annualized compensation over the prior five-year period. If Mr. Gurne's employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to half of one year's base salary.

The agreement also provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Gurne's employment. If the Company chooses to enforce the noncompetition provisions, Mr. Gurne will be entitled to a payment of $52,500 or half his current salary, whichever is greater.

We estimate that cash compensation payable to the Bank's executive officers during its first 12 months of operation will total $360,000. We do not currently expect the Bank to enter into employment agreements with any other of its employees; all employees will be employees-at-will serving at the pleasure of the Bank's board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, a total of one share of common stock of the Company was issued and outstanding which was owned by Satish Jasti, President and CEO of the Company and the Bank. The Company has not adopted any equity compensation plans and has not issued any stock options, warrants or other rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

During the last fiscal year ended December 31, 2006, the Company did not enter into any related party transactions.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following directors are independent:

Sreenivas Cherukuri
Vasudev Garlapaty
Vinaya Gavini
Amarnath Gowda
Ravindranath Gullapalli
Sarada Gullapalli

Murali Guthikonda
Lynn Jerath
Mayur Joshi
Shubha Kolachalam
V.S. Lingham
Jai Pandya
Natvarlal Patel
Jitendra Patel
Haranath Policherla
Bala Setty
Jay Shah
Curt Shaneour
Venkat Talasila

The Company has designated Sreenivas Churikuri, Jai Pandya, Bala Setty and Jay Shah members of the audit committee. Ravindranath Gullapalli has been designated an advisory member of the audit committee.

The Company has designated Sreenivas Cherukuri, Ravi Gullapalli, Satish Jasti, Jitendra Patel, Nate Patel and Curt Shaneour to the human resources committee. Richard Bauer, who is in charge of the Bank's human resources function, will serve as a non-voting member of this committee.

ITEM 13. EXHIBITS

EXHIBIT INDEX

NUMBER   DESCRIPTION
------   -----------
1.1      Form of engagement letter between SAMCO Capital Markets and Lotus
         Bancorp, Inc.+

3.2      Articles of Incorporation #

3.3      Bylaws *

4.1      Specimen common stock certificate *

4.2      Form of Lotus Bancorp, Inc. Organizer Warrant Agreement *

4.3      Form of Lotus Bancorp, Inc. Shareholder Warrant Agreement *

5.1      Attorney opinion by Clark Hill PLC regarding Michigan law and Initial
         Public Offerings +

10.1     Lotus Bancorp, Inc. 2006 Stock Incentive Plan *

10.2     Form of Employment Agreement by and between Lotus Bancorp, Inc. and
         Satish Jasti *

10.3     Form of Consulting Agreement by and between Lotus Bancorp, Inc. and
         Satish Jasti *

10.4     Form of Pre-opening Funds Agreement by and between Lotus Bancorp, Inc.
         and organizers *

10.5     Form of Purchase and Sale of Real Estate Agreement by and between
         Lotus Bancorp, Inc. and Anne Bitonti Trust *

10.6     Form of Employment Agreement by and between Lotus Bancorp, Inc. and
         Richard Bauer +

10.7     Form of Consulting Agreement by and between Lotus Bancorp, Inc. and
         Richard Bauer +

10.8     Form of Lease Agreement by and between Lotus Bancorp, Inc. and Butwin
         Associates LLC #

10.9     Form of Consulting Agreement by and between Lotus Bancorp, Inc. and
         Richard Gurne ##

10.10    Form of Employment Agreement by and between Lotus Bancorp, Inc. and
         Richard Gurne ##

14       Code of Ethics

21       Subsidiaries

31.1     Rule 13a-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a) Certification of Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the registration statement filed June 16, 2006 and incorporated into this report by reference

+ Previously filed as an exhibit to the registration statement amendment filed August 7, 2006 and incorporated into this report by reference

# Previously filed as an exhibit to the registration statement amendment filed August 14, 2006 and incorporated into this report by reference

## Previously filed as an exhibit to the Form 8-K filed August 29, 2006 and incorporated into this report by reference

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years:

                       2006    2005
                     -------   ----
Audit fees           $28,285    $--
Audit related fees        --     --
Tax fees               2,500     --
All other fees            --     --
                     -------    ---
Total                $30,785    $--
                     -------    ---

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are nor reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by the Company's principal accountant, other than the services reported under audit fees, audit-related fees, and tax fees.

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditor's independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOTUS BANCORP, INC.


                                        By: /s/ Satish B. Jasti
                                            ------------------------------------
                                            Satish B. Jasti
                                            President & Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                       DATE
---------                               -----                       ----


/s/ Sreenivas Cherukuri                 Director                    March 30, 2007
------------------------------------
Sreenivas Churikuri


/s/ Vasudev Garlapaty                   Director                    March 30, 2007
------------------------------------
Vasudev Garlapaty


/s/ Vinaya Gavini                       Director                    March 30, 2007
------------------------------------
Vinaya Gavini


/s/ Amarnath Gowda                      Director                    March 30, 2007
------------------------------------
Amarnath Gowda


/s/ Sarada Gullapalli                   Director                    March 30, 2007
------------------------------------
Sarada Gullapalli


/s/ Ravindranath Gullapalli             Director                    March 30, 2007
------------------------------------
Ravindranath Gullapalli


/s/ Murali Guthikinda                   Director                    March 30, 2007
------------------------------------
Murali Guthikonda


/s/ Satish Jasti                        Director, President & CEO   March 30, 2007
------------------------------------
Satish Jasti


/s/ Sree Jasti                          Director                    March 30, 2007
------------------------------------
Sree Jasti


/s/ Lynn Jerath                         Director                    March 30, 2007
------------------------------------
Lynn Jerath


/s/ Mayur Joshi                         Director                    March 30, 2007
------------------------------------
Mayur Joshi


/s/ Shubha Kolachalam                   Director                    March 30, 2007
------------------------------------
Shubha Kolachalam


/s/ V.S. Lingham                        Director                    March 30, 2007
------------------------------------
V.S. Lingham


/s/ Jai Pandya                          Director                    March 30, 2007
------------------------------------
Jai Pandya


/s/ Jitendra Patel                      Director                    March 30, 2007
-------------------------------------
Jitendra Patel



/s/ Natvarlal Patel                     Director                    March 30, 2007
-------------------------------------
Natvarlal Patel


/s/ Haranath Policherla                 Director                    March 30, 2007
------------------------------------
Haranath Policherla


/s/ Bala Setty                          Director                    March 30, 2007
------------------------------------
Bala Setty


/s/ Jay Shah                            Director                    March 30, 2007
------------------------------------
Jay Shah


/s/ Curt Shaneour                       Director                    March 30, 2007
------------------------------------
Curt Shaneour


/s/ Venkat Talasila                     Director                    March 30, 2007
------------------------------------
Venkat Talasila

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION
------   ------------
1.1      Form of engagement letter between SAMCO Capital Markets and Lotus
         Bancorp, Inc.+

3.2      Articles of Incorporation #

3.4      Bylaws *

4.4      Specimen common stock certificate *

4.5      Form of Lotus Bancorp, Inc. Organizer Warrant Agreement *

4.6      Form of Lotus Bancorp, Inc. Shareholder Warrant Agreement *

5.2      Attorney opinion by Clark Hill PLC regarding Michigan law and Initial
         Public Offerings +

10.11    Lotus Bancorp, Inc. 2006 Stock Incentive Plan *

10.12    Form of Employment Agreement by and between Lotus Bancorp, Inc. and
         Satish Jasti *

10.13    Form of Consulting Agreement by and between Lotus Bancorp, Inc. and
         Satish Jasti *

10.14    Form of Pre-opening Funds Agreement by and between Lotus Bancorp, Inc.
         and organizers *

10.15    Form of Purchase and Sale of Real Estate Agreement by and between Lotus
         Bancorp, Inc. and Anne Bitonti Trust *

10.16    Form of Employment Agreement by and between Lotus Bancorp, Inc. and
         Richard Bauer +

10.17    Form of Consulting Agreement by and between Lotus Bancorp, Inc. and
         Richard Bauer +

10.18    Form of Lease Agreement by and between Lotus Bancorp, Inc. and Butwin
         Associates LLC #

10.19    Form of Consulting Agreement by and between Lotus Bancorp, Inc. and
         Richard Gurne ##

10.20    Form of Employment Agreement by and between Lotus Bancorp, Inc. and
         Richard Gurne ##

14       Code of Ethics

21       Subsidiaries

31.1     Rule 13a-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a) Certification of Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the registration statement filed June 16, 2006 and incorporated into this report by reference

+ Previously filed as an exhibit to the registration statement amendment filed August 7, 2006 and incorporated into this report by reference

# Previously filed as an exhibit to the registration statement amendment filed August 14, 2006 and incorporated into this report by reference

## Previously filed as an exhibit to the Form 8-K filed August 29, 2006 and incorporated into this report by reference