Form 10QSB
period 2007-03-31
Lotus Bancorp, Inc.
filed 2007-05-15
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock as of April 30, 2007 was 1,376,655 shares.

Transitional Small Business Filer Format: Yes [ ] No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                                      INDEX

PART I  FINANCIAL INFORMATION
        ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ITEM 3. CONTROLS AND PROCEDURES

PART II OTHER INFORMATION
        ITEM 1. LEGAL PROCEEDINGS
        ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                PROCEEDS
        ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ITEM 5. OTHER INFORMATION
        ITEM 6. EXHIBITS

Certification Pursuant to Rule 13a - 15(e) and 15(d) - 15(e)
Certification Pursuant to Rule 13a - 15(e) and 15(d) - 15(e)
Certification Pursuant to Rule 13a - 14(b) and 15(d) - 14(b)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      March 31,
                                                         2007      December 31,
                                                     (Unaudited)       2006
                                                     -----------   ------------
Cash and Cash Equivalents
   Cash and Due From Banks                           $   186,859    $    6,422
   Federal Funds Sold                                 12,396,392            --
                                                     -----------    ----------
      Total Cash and Cash Equivalents                 12,583,251         6,422
Property & Equipment, net of depreciation (Note 2)     1,198,237     1,078,326
Deferred Income Tax Benefit                                7,700         7,700
Deferred Offering Costs (Note 1)                               0       200,803
Interest Receivable and Other Assets                      42,833       106,219
                                                     -----------    ----------
      TOTAL ASSETS                                   $13,832,021    $1,399,470
                                                     ===========    ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                    March 31,
                                                       2007      December 31,
                                                   (Unaudited)       2006
                                                   -----------   ------------
Deposits
   Non-interest Bearing                            $   673,945    $       --
   Interest bearing                                  1,803,452            --
                                                   -----------    ----------
      Total Deposits                                 2,477,397            --
Bank Note Payable (Note 3)                                  --     1,856,775
Advances from Organizers (Note 4)                           --       189,990
Federal Income Taxes payable                                --         7,700
Interest Payable and Other Liabilities (Note 5)         40,346        30,339
                                                   -----------    ----------
      Total Liabilities                              2,517,743     2,084,804
                                                   -----------    ----------
Shareholders' Equity (Deficit)
   Common Stock, $0.01 par value
         Authorized -8,000,000 shares at
            March 31, 2007 and
            At December 31, 2006
         Issued and outstanding - 1,266,179
            shares at March 31, 2007 and 1 share
            At December 31, 2006                        12,662            --
Paid in Capital                                     12,038,783            10
Paid in Capital - warrants (Note 12)                   132,434            --
Accumulated Deficit                                   (869,601)     (685,344)
                                                   -----------    ----------
      Total Shareholders' Equity (deficit)          11,314,278      (685,334)
                                                   -----------    ----------
      TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY (DEFICIT)                          $13,832,021    $1,399,470
                                                   ===========    ==========

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                       Three Months Ended
                                            March 31
                                      --------------------
                                         2007       2006
                                      ---------   --------
INTEREST INCOME:
Interest Income                       $ 148,929   $     --
                                      ---------   --------
Total Interest Income                   148,929         --
                                      ---------   --------
INTEREST EXPENSE:
Interest Expense - Deposits               2,700         --
Interest Expense - Other                 21,675         --
                                      ---------   --------
Total Interest Expense                   24,375         --
                                      ---------   --------
Net Interest Margin                     124,554         --
                                      ---------   --------
OTHER INCOME:
Service Charges on Deposit Accounts           8         --
                                      ---------   --------
Total Other Income                            8         --
                                      ---------   --------
OTHER EXPENSE:
Salary and Wages                        173,827         --
Employee Benefits                        24,561         --
Occupancy                                27,454        750
Other Expenses                           82,977     87,497
                                      ---------   --------
Total Operating Expenses                308,819     88,697
                                      ---------   --------
Operating Loss                         (184,257)   (88,697)
Income Tax Expense                           --         --
                                      ---------   --------
Net Loss                              $(184,257)  $(88,697)
                                      ---------   --------
Basic and Diluted Loss Per Share      $    (.39)  $(88,697)
                                      ---------   --------
Weighted Average Shares                 476,306          1

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)



                                                           Paid In
                                  Common      Paid In      Capital   Accumulated
                                  Stock       Capital     Warrants     Deficit        Total
                                ---------   -----------   --------   -----------   -----------
Balance December 31, 2006       $      --   $        10   $     --    $(685,344)   $  (685,334)
Issuance of 1,266,179 Shares
   Common Stock                    12,662    12,649,128         --           --     12,661,790
Deferred Offering Costs                        (477,921)                              (477,921)
Warrants                                       (132,434)   132,434           --             --
Net loss                                                               (184,257)      (184,257)
                                ---------   -----------   --------    ---------    -----------
Balance March 31, 2007          $  12,662   $12,038,783   $132,434    $(869,601)   $11,314,278
                                ---------   -----------   --------    ---------    -----------

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                          -----------------------
                                                           March 31,    March 31,
                                                              2007         2006
                                                          -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                               $  (184,257)  $(88,697)
   Depreciation                                                15,193         --
   Decrease in Other Assets                                    63,386     25,000
   Increase (decrease) in Accrued Liabilities                  10,007    (15,286)
   Decrease in Federal Income Taxes payable                    (7,700)        --
                                                          -----------   --------
   Net Cash Used In Operating Activities                     (103,371)   (78,983)
                                                          -----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                     (121,223)        --
   Building Development Costs                                 (13,881)        --
                                                          -----------   --------
      Net Cash Used in Investing Activities                  (135,104)        --
                                                          -----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in Deferred Offering Costs                       (277,118)        --
   Increase in Deposits                                     2,477,397         --
   Advances (Payments) on Line of Credit                   (1,856,775)    15,500

   Issuance of Common Stock and Warrants                   12,551,800         --
   Decrease in Advances from Organizers                       (80,000)        --
                                                          -----------   --------
   Net Cash Provided by Financing Activities               12,815,304     15,500
                                                          -----------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           12,576,829    (63,483)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                6,422     68,867
                                                          -----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $12,583,251   $  5,384
                                                          -----------   --------

Supplemental Disclosure of Non-Cash Financing Activity:
   Conversion of advances from Organizers into Shares
      Of Common Stock                                     $   109.990

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The bank commenced operations on February 28, 2007. The Company will continue its public offering of its common stock through June 30, 2007. Since capitalizing the Bank, the Company has raised an additional $1,184,500 in capital for a total of $13,766,050. As of April 30, 2007, $100,000 of the capital raised thus far remained in the escrow account, and there were 1,376,655 shares of the Company's common stock issued and outstanding.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. and its wholly-owned subsidiary, Lotus Bank (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At times bank balances may be in excess of insured limits. Management has deemed this a normal business risk.

PROPERTY AND EQUIPMENT - Equipment is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the useful life of the assets.

ORGANIZATION AND PRE-OPENING COSTS - Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization. The organization and pre-opening costs totaled approximately $790,000 through the commencement of operations, and were charged to expense as incurred.

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock were approximately $478,000 and were capitalized and netted against the offering proceeds. It is expected that additional offering costs incurred between April 1, 2007 and the June 30, 2007 completion date of the Company's public offering will be negligible and will be charged against any offering proceeds received.

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

EARNINGS PER SHARE - Basic earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock warrants as of March 31, 2007 but were not included in the computation of diluted loss per share because the shares would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS - Financial Accounting Standards Board's ("FASB") Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes")("FIN 48"), was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is not aware of any tax position recognized in the financial statements that is subject to tax law under varied interpretation and which might not be upheld if examined and ruled upon by a taxing authority.

FASB's Statement No. 156, "Accounting for Servicing of Financial Assets" ("FASB 156"), amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and liabilities. This standard requires all separately recognized servicing assets and liabilities to be initially measured at fair value and either amortized over the estimated period of servicing income and assessed for impairment each reporting period, or measured at fair value each reporting period with changes in fair value reported in earnings in the period in which changes occur. This standard is effective for fiscal years beginning after September 15, 2006. This FASB is not applicable to the Company.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108, with no impact on the Company's financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," (:FASB 158"), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior to service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date (the date at which the benefit obligation and plan assets are measured) is required to be the company's fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. This FASB is not applicable to the Company because they do not have defined benefit pension or other postretirement plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption id permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              March 31,   December 31,
                                                2007          2006
                                             ----------   ------------
Development costs for building               $   95,139    $   81,258
Land                                            854,233       854,233
Office Equipment                                270,683       149,460
                                             ----------    ----------
                                              1,220,055     1,084,951
Less: Accumulated depreciation                   21,818         6,625
                                             ----------    ----------
Property and equipment net of depreciation   $1,198,237    $1,078,326
                                             ----------    ----------

NOTE 3 - BANK NOTE PAYABLE

On February 1, 2006, the Company signed a $1,000,000 line of credit agreement with the Bankers Bank of Atlanta, Georgia. The Line was increased to $2,000,000 on August 16, 2006. The line of credit was payable on demand with interest at the prime rate minus one percent, and was secured by the personal guarantees of the Company's Organizers. The guarantee of each organizer was limited to $121,053. The line was paid in full and retired with the proceeds of the Company's stock offering.

NOTE 4 - ADVANCES FROM ORGANIZERS

Advances from Organizers in the amount of $189,990 were used for certain operating and pre-opening expenses in the Company's development stage. Of the advances, $80,000 were refunded to certain of the Company's organizers, and the balance of $109,990 in advances was retired by issuing stock to the remaining organizers having an aggregate subscription price equal to the amount advanced by the organizers.

NOTE 5 - OTHER LIABILITIES

The Company entered into consulting agreements with five individuals, all of whom became employees of the Bank upon regulatory approval. These agreements called for the additional payments to be made to two of the individuals, conditional upon the Bank opening for business. On February 28, 2007, $57,500 was paid to these individuals in satisfaction of the provision contained in the consulting agreements.

NOTE 6 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $870,000 as of March 31, 2007 that are available to reduce future taxable income through the year ending December 31, 2026. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward   $ 296,000
   Less: Valuation Allowance          (288,300)
                                     ---------
      Total net deferred tax asset   $   7,700
                                     ---------

A reconciliation of the provision for income taxes for each period ended March 31 follows:

                                                               2007        2006
                                                             --------   ---------
Income tax benefit at federal statutory rate of 34 percent   $ 62,647   $ 295,664
Change in valuation allowance                                 (63,000)   (288,300)
Other - net                                                       353         336
                                                             --------   ---------
Net income tax expense                                       $     --   $   7,700
                                                             --------   ---------

NOTE 7 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which called for lease payments of $3,753 per month through September 2, 2007, and $3,866 per month for each month thereafter. In January, 2007, the lease was amended to reflect the Company renting additional office space, and the monthly rent was increased to $4,188 per month through September, 2007, and $4,314 per month for each month thereafter. Rent expense for the three month period ended March 31, 2007 totaled $11,694. The following is a schedule of future minimum rental payments under the operating leases on a calendar basis:

Year Ending December 31    Amount
-----------------------   -------
2007                      $37,692
2008                           --
2009                           --
2010                           --
2011                           --
2012 and after                 --
                          -------
Total                     $37,692
                          -------

NOTE 8 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the future executive officers of the Bank upon approval from the Board of Directors. The Company is also planning to issue 142,500 stock warrants to the organizing members of the Bank. These proposed options and warrants would be issued with a strike price of $10. Additionally, in conjunction with its stock offering, the Company has issued to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50 and a duration of three years. As of March 31, 2007, the stock incentive plan had not been created and no organizer stock warrants were outstanding. As of April 30, 2007, warrants to purchase up to 275,331 shares of the Company's common stock were outstanding. See Note 12.

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

NOTE 9 - PUBLIC OFFERING

As described in Note 1 (Organization), the Company is conducting an initial public offering through June 30, 2007, in which it is proposed that a maximum of $16,000,000 in capital be raised. As of April 20, 2007, subscriptions for shares of the Company's common stock totaled $13,766,550. Offering costs of approximately $478,000 have been netted against these proceeds, and pre-opening expenses of approximately $790,000 have been recognized in the accounts of the Company.

NOTE 10 - SUBSEQUENT EVENTS

Stock certificates evidencing ownership of 1,376,655 common shares in the Company were issued in early April 2007, as were 275,331 shareholder warrants entitling the holder of the warrant the right to purchase one share of the Company's common stock at a price of $12.50 per share until February 26, 2010.

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Company were well capitalized as of March 31, 2007.

The Bank's and Company's actual capital amounts and ratios as of March 31, 2007 are presented in the following table (dollars in thousands):

                                                  For Capital         To Be
                                                   Adequacy            Well
                                   Actual          Purposes        Capitalized
                             ----------------   --------------   --------------
                              Amount    Ratio   Amount   Ratio   Amount   Ratio
                             -------   ------   ------   -----   ------   -----
As of March 31, 2007:

Total Risk Based Capital
   to Risk Weighted Assets
      Lotus Bank             $10,438   280.05%   $298    8.00%   $373     10.00%
      Lotus Bancorp, Inc.     11,314   301.50%    300    8.00%    375     10.00%

Tier One Capital to Risk
   Weighted Assets
      Lotus Bank             $10,438   280.05%   $149    4.00%   $224      6.00%
      Lotus Bancorp, Inc.     11,314   301.50%    150    4.00%    225      6.00%

Tier One Capital to
   Assets
      Lotus Bank             $10,438    75.91%   $550    4.00%   $688      5.00%
      Lotus Bancorp, Inc.     11,314    81.81%    553    4.00%    691      5.00%

NOTE 12 - WARRANTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, (SFAS 123R), which requires entities to measure the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions). As required by SFAS 123R, as with SFAS 123, the Company is required to estimate the fair value of all warrants on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this statement are effective for the Company beginning January 1, 2006.

During the three months ended March 31, 2007, the Company issued warrants to initial public offering shareholders at an exercise price of $12.50 per share with a duration of 3 years. The warrants vested immediately. The Company calculated the value of the warrants, using the Black-Scholes option pricing-model, to be $132,434 as shown in the consolidated statements of shareholders' equity (deficit).

The fair value of each shareholder warrant is estimated on the date of the grant using the Black-Scholes option pricing-model with the following weighted average assumptions:

Dividend yield or expected dividends    0.00%
Rick free interest rate                 4.50%
Expected life                          3 yrs.
Expected volatility                    12.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of its results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

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

OVERVIEW

Lotus Bancorp, Inc. (formerly known as City Central Bancorp, Inc.)(the "Company") is a Michigan corporation that was incorporated on October 27, 2004 to serve as a bank holding company for Lotus Bank (the "Bank"). As part of its organizational activities, the Company filed an application with the Federal Reserve to become a bank holding company, approval of which was received February 2, 2007. Initially, the Company will have no material business operations other than owning and managing the Bank.

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. The initial public offering will continue through June 30, 2007. On February 26, 2007, the Company broke escrow in the amount of $12,769,358, consisting of $12,582,050 in stock subscriptions received plus $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. The Bank commenced operations on February 28, 2007. Since capitalizing the Bank, the Company has raised an additional $1,184,500 in capital for a total of $13,766,050. As of April 30, 2007, $100,000 of the capital raised thus far remained in the escrow account, and there were 1,376,655 shares of the Company's common stock issued and outstanding.

PLAN OF OPERATION

The Company's (and the Bank's) proposed main office will be located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The Company expects construction of the main office to be complete in the first quarter of 2008. The building will be a free standing facility of approximately 5,200 square feet. The Company is currently operating out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,500 square feet at this location. The lease commenced in September, 2006.

The Bank has hired 9 full-time equivalent employees to staff its banking office, and the Company does not expect that it will have any employees who are not also employees of the Bank.

The Bank will use its capital for customer loans, investments and other general banking purposes. We believe that the Company's minimum initial public offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12 month period following its initial public offering. However, the Company cannot assure you that it will not need to raise additional capital within the next three years or over the next 12 month period.

FINANCIAL RESULTS

The Bank opened for business on February 28, 2007. For the three months ended March 31, 2007, the Company generated a net loss of $184,257. The largest expenses were salaries and benefits. Interest income for the quarter of $148,929 was largely due to federal funds sold, which was offset by interest expense on deposits and other borrowings of $24,375. Interest on other borrowings was due to the organizational credit line which was retired with proceeds from the Company's public offering.

The Bank expects to derive its revenues primarily from interest charged on loans, and to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are expected to be provided principally by operating revenues, deposit growth, purchases of federal funds from other financial institutions, sales of loans and investment securities, and the partial or full repayment of loans by borrowers.

The Bank's operations will depend substantially on its net interest income, which is the difference between interest earned on loans and other investments, and interest expense paid on deposits and other borrowings. This difference can be largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company will continue to offer its common stock for sale pursuant to the terms of the registration statement until June 30, 2007. Since the initial closing on February 26, 2007, the Company has closed on an additional $1,184,500 in common stock subscriptions, and issued an additional 118,450 shares. As of April 30, 2007, a total of 1,376,655 shares of the Company's common stock are issued and outstanding, and $100,000 of subscription funds remains in escrow.

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

CAPITAL EXPENDITURES

The Company has made capital expenditures of $121,223 for the three month period ended March 31, 2007, for certain office equipment, and development costs in the amount of $13,881 related to the building of its headquarters facility at the intersection of 12 Mile and Dixon Roads. The Company expects to break ground on its headquarters construction in the second quarter of 2007, and will expend approximately $1,300,000 by the time it is completed in the first quarter of 2008.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity represents the ability to provide a steady source of funds for loan commitments and other investment activities, as well as the ability to maintain sufficient funds to cover deposit withdrawals and the payment of debt and operating obligations. The Bank can obtain these funds by converting assets into cash, obtaining new deposits, or by borrowing funds. Its ability to attract and maintain these deposits will serve as its primary source of funding.

On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued and additional 118,450 shares, which it retains in cash. As of March 31, 2007, the Company's primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $12,580,418. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.

Net interest income, the Bank's primary source of earnings, will fluctuate with significant interest rate movements. The Company's profitability will depend substantially on the Bank's net interest income. A large change in interest rates may significantly impact the Bank's net interest income and decrease or eliminate the Company's profitability. Most of the factors that influence changes in market interest rates, including economic conditions, are beyond the Company's ability to control. While the Bank will take measures to minimize the impact of these fluctuations, the Bank intends to structure its balance sheet such that repricing opportunities exist both for assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities and the changes in interest income and expense in order to limit its overall interest rate risk. The Bank will regularly evaluate the balance sheet's asset mix in terms of several variables; yield, credit quality, funding sources and liquidity.

To effectively manage the balance sheet's liability mix, the Bank plans to expand its deposit base and converting assets to cash where necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an attempt to hedge against rapidly rising or falling interest rates. The Bank's asset and liability committee will meet regularly to develop strategies for the upcoming period.

Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that would result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 13, 2007, the Company filed a claim against CENTRE and agreed to have their dispute arbitrated by the World Intellectual Property Organization ("WIPO"). In the proceeding, the Company asserts that CENTRE has unfairly secured an internet domain name confusingly similar to that of the Company's. CENTRE has not asserted any counter-claims against the Company. The Company is seeking that the domain name registration be transferred to it.

There are no other known pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject, nor are there any material proceedings known to the Company in which any director, officer or affiliate, or any principal shareholder is a party or has an interest adverse to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 14, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 related to its initial public offering of common stock, $.01 per share par value. The offering will expire on June 30, 2007. The Company offered for sale a minimum of 1,100,000 and a maximum of 1,600,000 shares of common stock at a price of $10.00 per share to raise the capital to organize Lotus Bank, a Michigan state bank. The Company registered a total of 2,062,500 shares of common stock, of which 462,500 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 320,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 142,500 shares of common stock at an exercise price of $10.00 per share to the organizers of the Company). On February 26, 2007, the Company had its first closing on the subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050 of common stock and surplus, which also included the conversion of $109,990 of organizer advances into common stock. The Company has subsequently issued an additional 118,450 shares for a total of $1,184,500 in capital and surplus and continues to offer its common stock for sale until June 30, 2007.

The Company has incurred $477,921 in offering expenses through March 31, 2007. Of this amount, the Company paid $255,000 in brokerage commissions to SAMCO Capital Markets in February of 2007. None of the offering expenses were paid either directly or indirectly to directors, officers or to parties holding ten percent or more of equity securities of the Company. An analysis of the actual offering expenses incurred as compared to the anticipated offering expenses contained in the Company's prospectus is as follows:

                                       Actual     Budget
                                      --------   --------
Selling agent fees and commissions    $335,000   $360,000
Legal fees associated with offering     53,097     30,000
Printing costs                          24,990     24,344
Other offering expenses                 64,834     26,000
                                      --------   --------
Total offering expenses               $477,921   $440,344
                                      --------   --------

The variance of $37,577 between actual and expected offering expenses is due primarily to larger than expected travel and event hosting costs and smaller than anticipated payments to the selling agent.

The gross proceeds of the offering through April 30, 2007 are $13,955,766, comprised of stock purchases of $13,766,550 and interest of $189,216. Of the gross proceeds, the Company used $10,500,000 to purchase the capital stock of Lotus Bank on February 27, 2007, and $2,052,203 to retire the line of credit from the Bankers Bank. The balance of $1,403,563 remains in the accounts of the Company and is used for working capital purposes. The line of credit had been used to fund the Company's operating costs while in the development stage, to purchase land for the construction of the Company's headquarters, and to purchase furniture and fixtures. None of these expenditures were made directly or indirectly to directors, officers or persons owning ten percent or more of the Company's equity securities. At this time, the Company does not anticipate purchasing any additional capital stock of the Bank from any additional public offering proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders for the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION.

     This item is not applicable.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------   ------------------------------------------------------------
31.1             Rule 13 a - 14 (a) Certification of Chief Executive Officer

31.2             Rule 13 a - 14 (a) Certification of Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOTUS BANCORP, INC.


Date: May 15, 2007                      By: /s/ Satish B. Jasti
                                            ------------------------------------
                                            Satish B. Jasti
                                            President and Chief Executive
                                            Officer


Date: May 15, 2007                      By: /s/ Richard E. Bauer
                                            ------------------------------------
                                            Richard E. Bauer
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                        DESCRIPTION OF EXHIBIT
--------------   ---------------------------------------------------------------
31.1             CERTIFICATION PURSUANT TO RULES 13A - 15(E) AND 15D - 15(E) OF
                 THE SECURITIES EXCHANGE ACT
31.2             CERTIFICATION PURSUANT TO RULES 13A - 15(E) AND 15D - 15(E) OF
                 THE SECURITIES EXCHANGE ACT
32               CERTIFICATION PURSUANT TO RULES 13A - 14(B) OR RULE 15D - 14(B)
                 OF THE SECURITIES EXCHANGE ACT AND 18 U.S.C. Section 1350