Form 10QSB
period 2007-06-30
Lotus Bancorp, Inc.
filed 2007-08-14
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2007

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

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of August 14, 2007 was 1,389,965 shares.

Transitional Small Business Filer Format: Yes [ ] No [X]

                                      INDEX

PART I  FINANCIAL INFORMATION                                                  3

        ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS                              3
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     13
        ITEM 3. CONTROLS AND PROCEDURES                                       16

PART II OTHER INFORMATION                                                     17

        ITEM 1. LEGAL PROCEEDINGS                                             17
        ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   17
        ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               18
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           18
        ITEM 5. OTHER INFORMATION                                             18
        ITEM 6. EXHIBITS                                                      19

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30, 2007
                                                      (unaudited)    December 31, 2006
                                                     -------------   -----------------
Cash and cash equivalents
   Cash and due from banks                            $   334,292        $    6,422
   Federal funds sold                                  12,109,002                --
                                                      -----------        ----------
      Total cash and cash equivalents                  12,443,294             6,422
Loans - net                                             2,133,892                --
Property & equipment, net of depreciation (Note 3)      1,252,062         1,078,326
Deferred income tax benefit                                 7,700             7,700
Deferred offering costs (Note 1)                                0           200,803
Accrued interest receivable and other assets               74,444           106,219
                                                      -----------        ----------
      Total Assets                                    $15,911,392        $1,399,470
                                                      ===========        ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                          June 30, 2007
                                                           (unaudited)    December 31, 2006
                                                          -------------   -----------------
Deposits
   Non-interest bearing                                    $   555,997       $       --
   Interest bearing                                          3,122,039               --
                                                           -----------       ----------
      Total Deposits                                         3,678,036               --
Note Payable (Note 4)                                               --        1,856,775
Advances from organizers (Note 5)                                   --          189,990
Federal income taxes payable                                        --            7,700
Accrued interest payable and other liabilities (Note 6)         16,905           30,339
                                                           -----------       ----------
      Total Liabilities                                      3,694,941        2,084,804
                                                           -----------       ----------
Shareholders' Equity (Deficit)
   Common Stock, $0.01 par value
      Authorized -8,000,000 shares at
         June 30, 2007 and
         At December 31, 2006
      Issued and outstanding - 1,381,205
         shares at June 30, 2007 and 1 share
         At December 31, 2006                                   13,812               --
Paid in capital                                             13,177,110               10
Paid in capital - warrants (Note 13)                           133,715               --
Accumulated deficit                                         (1,108,186)        (685,344)
                                                           -----------       ----------
   Total Shareholders' Equity (deficit)                     12,216,451         (685,334)
                                                           -----------       ----------
   Total Liabilities and Shareholders'
      Equity (deficit)                                     $15,911,392       $1,399,470
                                                           ===========       ==========

See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended        Six Months Ended
                                                 June 30                 June 30
                                         ----------------------   ---------------------
                                            2007         2006        2007        2006
                                         ----------   ---------   ---------   ---------
Interest income:
Loans receivable, including fees         $   23,821   $      --   $  23,821   $      --
Federal funds sold                          174,116          --     323,047          --
                                         ----------   ---------   ---------   ---------
   Total interest income                    197,937          --     346,868          --
                                         ----------   ---------   ---------   ---------
Interest Expense:
Deposits                                     28,773          --      31,472          --
Other                                            --       5,000      21,675       5,000
                                         ----------   ---------   ---------   ---------
   Total interest expense                    28,773       5,000      53,147       5,000
                                         ----------   ---------   ---------   ---------
Net interest income                         169,164      (5,000)    293,721      (5,000)
                                         ----------   ---------   ---------   ---------
   Provision for loan losses                 27,000          --      27,000          --
                                         ----------   ---------   ---------   ---------
   Net interest income after provision      142,164      (5,000)    266,721      (5,000)
                                         ----------   ---------   ---------   ---------
Non-interest income:
Service charges and fees                        976          --         985          --
                                         ----------   ---------   ---------   ---------
   Total non-interest income                    976          --         985          --
                                         ----------   ---------   ---------   ---------
Non-interest expense:

Compensation and employee benefits          176,165          --     374,552          --
Occupancy and equipment                      49,634       2,829      77,087       3,579
Professional fees                            46,171      50,530      77,419     107,782
Advertising and promotion                    35,915       5,324      50,478       5,562
Other                                        73,840      41,408     111,012      71,865
                                         ----------   ---------   ---------   ---------
   Total non-interest expense               381,725     100,091     690,548     188,788
                                         ----------   ---------   ---------   ---------
Loss before income tax expense             (238,585)   (105,091)   (422,842)   (193,788)
   Income tax expense                            --          --          --          --
                                         ----------   ---------   ---------   ---------
Net Loss                                 $ (238,585)  $(105,091)  $(422,842)  $(193,788)
                                         ==========   =========   =========   =========
Basic and Diluted Loss Per Share         $     (.18)  $(105,091)  $    (.46)  $(193,788)
                                         ==========   =========   =========   =========
Weighted Average Shares                   1,354,935           1     918,048           1

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                        Paid In
                                 Common     Paid In     Capital    Accumulated
                                 Stock      Capital     Warrants     Deficit        Total
                                -------   -----------   --------   -----------   -----------
Balance December 31, 2006       $    --   $        10   $     --   $  (685,344)  $  (685,334)
Issuance of  1,381,204 Shares
   Common Stock                  13,812    13,798,228         --            --    13,812,040
Deferred offering costs                      (487,413)                              (487,413)
Warrants                                     (133,715)   133,715            --            --
Net loss                                                              (422,842)     (422,842)
                                -------   -----------   --------   -----------   -----------
Balance June 30, 2007           $13,812   $13,177,110   $133,715   $(1,108,186)  $12,216,451
                                =======   ===========   ========   ===========   ===========

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                   -----------------------------
                                                   June 30, 2007   June 30, 2006
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss
      to net cash from operating activities:
      Net loss                                      $  (422,842)     $(193,788)
      Depreciation                                       47,726            461
      Provision for loan losses                          27,000             --
      Decrease in other assets                           31,775             --
      Decrease in other liabilities                     (13,434)        (3,109)
      Decrease in federal income taxes payable           (7,700)            --
                                                    -----------      ---------
         Net cash used in operating activities         (337,475)      (196,436)
                                                    -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in loans                          (2,160,892)            --
      Purchase of equipment                            (183,914)        (2,853)
      Building development costs                        (37,548)            --
      (Increase) in deposit                                            (30,000)
                                                    -----------      ---------
         Net cash used in investing activities       (2,382,354)       (32,853)
                                                    -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in deferred offering costs              (286,610)            --
      Increase in deposits                            3,678,036             --
      Advances (payments) on line of credit          (1,856,775)       135,422
      Issuance of common stock and warrants          13,702,050             --
      Decrease in advances from organizers              (80,000)            --
                                                    -----------      ---------
         Net cash provided by financing
            activities                               15,156,701        135,422
                                                    -----------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     12,436,872        (93,867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          6,422         93,867
                                                    -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $12,443,294      $       0
                                                    ===========      =========
Supplemental Disclosure of Non-Cash Financing
   Activity:
      Conversion of advances from organizers
         into shares of common stock                $   109.990      $      --

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of August 14, 2007, there were 1,389,965 shares of the Company's common stock issued and outstanding.

BASIS OF FINANCIAL STATEMENT PRESENTATION - The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements of Lotus Bancorp, Inc. should be read in conjunction with the financial statements of Lotus Bancorp, Inc. and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock totaled approximately $489,000 through June 30, 2007, and were capitalized and netted against the offering proceeds.

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

EARNINGS PER SHARE - Basic earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock warrants as of June 30, 2007 but were not included in the computation of diluted loss per share because the shares would be anti-dilutive.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

NOTE 2 - STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and undisbursed lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of June 20, 2007 and December 31, 2006 are shown below:

                               June 30, 2007   December 31, 2006
                               -------------   -----------------
Commitments to extend credit    $ 9,199,800           $--
Standby letters of credit         1,500,000            --
Undisbursed lines of credit       6,805,995            --
                                -----------           ---
Total                           $17,505,795           $--
                                -----------           ---

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             June 30, 2007   December 31, 2006
                                             -------------   -----------------
Development costs for building                 $  118,805        $   81,258
Land                                              854,233           854,233
Office equipment                                  333,374           149,460
                                               ----------        ----------
                                                1,306,412         1,084,951
Less: Accumulated depreciation                     54,350             6,625
                                               ----------        ----------

Property and equipment net of depreciation     $1,252,062        $1,078,326
                                               ----------        ----------

NOTE 4 - NOTE PAYABLE

On February 1, 2006, the Company signed a $1,000,000 line of credit agreement with the Bankers Bank of Atlanta, Georgia. The Line was increased to $2,000,000 on August 16, 2006. The line of credit was payable on demand with interest at the prime rate minus one percent, and was secured by the personal guarantees of the Company's Organizers. The guarantee of each organizer was limited to $121,053. The line was paid in full on February 26, 2007 and retired with the proceeds of the Company's stock offering.

NOTE 5 - ADVANCES FROM ORGANIZERS

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

NOTE 6 - OTHER LIABILITIES

The Company entered into consulting agreements with five individuals, all of whom became employees of the Bank upon regulatory approval. These agreements called for the additional payments to be made to two of the individuals, conditional upon the Bank opening for business. On February 28, 2007, $57,500 was paid to these individuals in satisfaction of the provision contained in the consulting agreements, and expensed in the Company's financial statements.

NOTE 7 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $870,000 as of June 30, 2007 that are available to reduce future taxable income through the year ending December 31, 2026. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward   $ 296,000
   Less: Valuation Allowance          (288,300)
                                     ---------
      Total net deferred tax asset   $   7,700
                                     ---------

A reconciliation of the provision for income taxes for each period ended March 31 follows:

                                                                2007       2006
                                                             ---------  ---------
Income tax benefit at federal statutory rate of 34 percent   $ 143,766  $ 295,664
Change in valuation allowance                                 (144,000)  (288,300)
Other - net                                                        234        336
                                                             ---------  ---------
Net income tax expense                                       $      --  $   7,700
                                                             ---------  ---------

NOTE 8 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which called for lease payments of $3,753 per month through September 2, 2007, and $3,866 per month for each month thereafter. In January, 2007, the lease was amended to reflect the Company renting additional office space, and the monthly rent was increased to $4,188 per month through September, 2007, and $4,314 per month for each month thereafter. Rent expense for the six month period ended June 30, 2007 totaled $24,258. The following is a schedule of future minimum rental payments under the operating leases on a calendar basis:

Year Ending December 31    Amount
-----------------------   -------
2007                      $25,632
2008                       12,942
2009                           --
2010                           --
2011                           --
2012 and after                 --
                          -------
Total                     $38,574
                          -------

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the executive officers of the Bank upon approval from the Board of Directors. The Company is also planning to issue 142,500 stock warrants to the organizing members of the Bank. These proposed options and warrants would be issued with a strike price of $10. Additionally, in conjunction with its stock offering, the Company has issued to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50 and a duration of three years. As of June 30, 2007, the stock incentive plan had not been created and no organizer stock warrants were outstanding. As of August 14, 2007, warrants to purchase up to 277,993 shares of the Company's common stock were outstanding. See Note 13.

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

NOTE 10 - PUBLIC OFFERING

As described in Note 1 (Organization), the Company completed an initial public offering of its stock on June 30, 2007. As of June 30, 2007, subscriptions for shares of the Company's common stock totaled $13,899,650. Offering costs of approximately $489,000 have been netted against these proceeds, and pre-opening expenses of approximately $790,000 have been recognized in the accounts of the Company.

NOTE 11 - SUBSEQUENT EVENTS

Stock certificates evidencing ownership of 1,381,205 common shares in the Company were issued through June 2007, as were 276,241 shareholder warrants entitling the holder of the warrant the right to purchase one share of the Company's common stock at a price of $12.50 per share until February 26, 2010. An additional 8,760 stock certificates and 1,752 shareholder warrants were issued in early July, 2007.

NOTE 12 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Company were well capitalized as of June 30, 2007.

The Bank's and Company's actual capital amounts and ratios as of June 30, 2007 are presented in the following table (dollars in thousands):

                                               For Capital
                                                Adequacy        To Be Well
                                Actual          Purposes        Capitalized
                           ---------------   --------------   --------------
                            Amount   Ratio   Amount   Ratio   Amount   Ratio
                           -------   -----   ------   -----   ------   -----
As of June 30, 2007:
Total Risk Based Capital
   to Risk Weighted
   Assets
   Lotus Bank              $10,206   77.94%  $1,048   8.00%   $1,310   10.00%
   Lotus Bancorp, Inc.      12,243   93.39%   1,049   8.00%    1,311   10.00%
Tier One Capital to Risk
   Weighted Assets
   Lotus Bank              $10,179   77.73%  $  524   4.00%   $  786    6.00%
   Lotus Bancorp, Inc.      12,216   93.19%     524   4.00%      787    6.00%
Tier One Capital to
   Assets
   Lotus Bank              $10,179   64.06%  $  636   4.00%   $  795    5.00%
   Lotus Bancorp, Inc.      12,216   76.78%     636   4.00%      796    5.00%

NOTE 13 - WARRANTS

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

During the three months ended June 30, 2007, the Company issued warrants to initial public offering shareholders at an exercise price of $12.50 per share with a duration of 3 years. The warrants vested immediately. The Company calculated the value of the warrants, using the Black-Scholes option pricing-model, to be $133,715 as shown in the consolidated statements of shareholders' equity (deficit).

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

These factors and the risk factors referred to in the Company's Prospectus dated August 25, 2006, and the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2007, and which are incorporated into this report by reference, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. The initial public offering ended on June 30, 2007. On February 26, 2007, the Company broke escrow in the amount of $12,769,358, consisting of $12,582,050 in stock subscriptions received plus $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. The Bank commenced operations on February 28, 2007. Since capitalizing the Bank, the Company has closed its initial public offering and raised a total of $13,899,650. As of August 14, 2007, there were 1,389,965 shares of the Company's common stock issued and outstanding.

PLAN OF OPERATION

The Company's (and the Bank's) proposed main office will be located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The Company expects construction of the main office to be complete in March, 2008. The building will be a free standing facility of approximately 5,200 square feet. The Company is currently operating out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,500 square feet at this location. The lease commenced in September, 2006, and upon its expiration on September 2, 2007, the Company plans to lease this facility on a month to month basis until its permanent facility is completed.

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

FINANCIAL RESULTS

The Bank opened for business on February 28, 2007. For the three months ended June 30, 2007, the Company generated a net loss of $238,585. The largest expenses were compensation and employee benefits which amounted to $176,165, occupancy and equipment costs totaling $49,634, professional fees totaling $46,171, and advertising and promotion costs totaling $35,915. Interest income for the quarter of $197,937 was largely due to federal funds sold totaling $174,116, and interest and fees on loans totaling $23,821, which was offset by interest expense on deposits of $28,773.

The Company's balance sheet has grown rapidly in the quarter due to the opening of the Bank. Net loans totaled $2,133,892 at quarter end, and were funded largely by deposits gathered amounting to $3,678,036. The Company expects this growth to continue for the foreseeable future as the Bank becomes more established.

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

FUNDING OF OPERATIONS AND LIQUIDITY

On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until June 30, 2007. Since the initial closing on February 26, 2007, the Company has closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of August 14, 2007, a total of 1,389,965 shares of the Company's common stock were issued and outstanding.

The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial 12 months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of proceeds of the Company's initial public offering.

CAPITAL EXPENDITURES

The Company has made capital expenditures of $62,691 for the three month period ended June 30, 2007, for certain office equipment, and development costs in the amount of $23,666 related to the building of its headquarters facility at the intersection of 12 Mile and Dixon Roads. The Company expects to break ground on its headquarters construction in the third quarter of 2007, and will expend approximately $1,300,000 by the time it is completed in the first quarter of 2008.

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

On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of June 30, 2007, the Company's primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $12,443,294. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information required to be included in the Company's periodic filings under the Exchange Act.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of insuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No significant change in the Company's internal controls over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 13, 2007, the Company filed a claim against CENTRE and agreed to have their dispute arbitrated by the World Intellectual Property Organization ("WIPO"). In the proceeding, the Company asserted that CENTRE had unfairly secured an internet domain name (i.e., lotusbank.com) confusingly similar to that of the Company's (i.e., lotusbank.net). CENTRE did not assert any counter-claims against the Company. The Company was seeking that the domain name registration be transferred to it. The case was resolved in favor of CENTRE on May 14, 2007. The arbitrator concluded that the internet domain name "lotusbank.com" was acquired by CENTRE prior to the Company's initial use of the Company's internet domain name "lotusbank.net," therefore CENTRE is permitted to continue its use of "lotusbank.com." The Company has no plans to appeal this decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 14, 2006, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 related to its initial public offering of common stock, $.01 per share par value. The offering expired on June 30, 2007. The Company offered for sale a minimum of 1,100,000 and a maximum of 1,600,000 shares of common stock at a price of $10.00 per share to raise the capital to organize Lotus Bank, a Michigan state bank. The Company registered a total of 2,062,500 shares of common stock, of which 462,500 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 320,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 142,500 shares of common stock at an exercise price of $10.00 per share to the organizers of the Company). On February 26, 2007, the Company had its first closing on the subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050 of common stock and surplus, which also included the conversion of $109,990 of organizer advances into common stock. The Company has subsequently issued an additional 131,760 shares for a total of $13,899,650 in capital and surplus.

The Company incurred $487,413 in offering expenses through June 30, 2007. Of this amount, the Company paid $255,000 in brokerage commissions to SAMCO Capital Markets in February of 2007. None of the offering expenses were paid either directly or indirectly to directors, officers or to parties holding ten percent or more of equity securities of the Company. An analysis of the actual offering expenses incurred as compared to the anticipated offering expenses contained in the Company's prospectus is as follows:

                                       Actual     Budget
                                      --------   --------
Selling agent fees and commissions    $335,000   $360,000
Legal fees associated with offering     53,097     30,000
Printing costs                          24,990     24,344
Other offering expenses                 74,326     26,000
                                      --------   --------
Total offering expenses               $487,413   $440,344
                                      --------   --------

The variance of $47,069 between actual and expected offering expenses is due primarily to larger than expected travel and event hosting costs and smaller than anticipated payments to the selling agent.

The gross proceeds of the offering through June 30, 2007 are $14,090,358, comprised of stock purchases of $13,899,650 and interest of $190,708. Of the gross proceeds, the Company used $10,500,000 to purchase the capital stock of Lotus Bank on February 27, 2007, and $2,052,203 to retire the line of credit from the Bankers Bank. The balance of $1,538,155 remains in the accounts of the Company and is used for working capital purposes. The line of credit had been used to fund the Company's operating costs while in the development stage, to purchase land for the construction of the Company's headquarters, and to purchase furniture and fixtures. None of these expenditures were made directly or indirectly to directors, officers or persons owning ten percent or more of the Company's equity securities. At this time, the Company does not anticipate purchasing any additional capital stock of the Bank from any additional public offering proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders for the three months ended June 30, 2007.

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

                                       LOTUS BANCORP, INC.


Date: August 14, 2007                  By: /s/ Satish B. Jasti
                                           -------------------------------------
                                           Satish B. Jasti
                                           President and Chief Executive Officer


Date: August 14, 2007                  By: /s/ Richard E. Bauer
                                           -------------------------------------
                                           Richard E. Bauer
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