Form 10QSB
period 2007-09-30
Lotus Bancorp, Inc.
filed 2007-11-14
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

                                 (248) 735-1000
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of November 14, 2007 was 1,389,965 shares.

Transitional Small Business Filer Format: Yes     No  X
                                              ---    ---

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          September 30, 2007
                                                              (unaudited)      December 31, 2006
                                                          ------------------   -----------------
Cash and cash equivalents
   Cash and due from banks                                   $   413,506          $    6,422
   Federal funds sold                                         12,843,878                  --
                                                             -----------          ----------
      Total cash and cash equivalents                         13,257,384               6,422
Loans, less allowance for loan losses of
   $57,500 and $0                                              5,303,599                  --
Property & equipment, net of depreciation (Note 3)             1,400,098           1,078,326
Deferred income tax benefit                                        7,700               7,700
Deferred offering costs (Note 1)                                      --             200,803
Accrued interest receivable and other assets                     156,344             106,219
                                                             -----------          ----------
      Total assets                                           $20,125,125          $1,399,470
                                                             ===========          ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          September 30, 2007
                                                              (unaudited)      December 31, 2006
                                                          ------------------   -----------------
Deposits
   Non-interest bearing                                      $ 1,332,806          $       --
   Interest bearing                                            6,674,154                  --
                                                             -----------          ----------
      Total deposits                                           8,006,960                  --
Note payable (Note 4)                                                 --           1,856,775
Advances from organizers (Note 5)                                     --             189,990
Federal income tax payable                                            --               7,700
Accrued interest payable and other liabilities (Note 6)           35,715              30,339
                                                             -----------          ----------
      Total liabilities                                        8,042,675           2,084,804
                                                             -----------          ----------
Stockholders' equity (deficit)
   Common Stock, $0.01 par value
         Authorized -8,000,000 shares at
            September 30, 2007 and
            at December 31, 2006, respectively
         Issued and outstanding - 1,389,965
            shares at September 30, 2007 and 1 share
            at December 31, 2006                                  13,899                  --
Paid in capital                                               13,264,623                  10
Paid in capital - warrants                                       133,715                  --
Accumulated deficit                                           (1,329,787)           (685,344)
                                                             -----------          ----------
      Total stockholders' equity (deficit)                    12,082,450            (685,334)
                                                             -----------          ----------
      Total liabilities and stockholders'
         equity (deficit)                                    $20,125,125          $1,399,470
                                                             ===========          ==========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended        Nine Months Ended
                                                 September 30             September 30
                                            ----------------------   ----------------------
                                               2007         2006        2007         2006
                                            ----------   ---------   ----------   ---------
Interest income:
   Loans receivable, including fees         $   78,787   $      --   $  102,608   $      --
   Federal funds sold                          158,875          --      481,921          --
                                            ----------   ---------   ----------   ---------
      Total interest income                    237,662          --      584,529          --
                                            ----------   ---------   ----------   ---------
Interest Expense:
   Deposits                                     43,498          --       74,970          --
   Other                                            --       1,499       21,675       6,499
                                            ----------   ---------   ----------   ---------
      Total interest expense                    43,498       1,499       96,645       6,499
                                            ----------   ---------   ----------   ---------
Net interest income                            194,164      (1,499)     487,884      (6,499)
                                            ----------   ---------   ----------   ---------
      Provision for loan losses                 30,500          --       57,500          --
                                            ----------   ---------   ----------   ---------
      Net interest income after provision      163,664      (1,499)     430,384      (6,499)
                                            ----------   ---------   ----------   ---------
Non-interest income:
   Service charges and fees                      2,661          --        3,646          --
                                            ----------   ---------   ----------   ---------
      Total non-interest income                  2,661          --        3,646          --
                                            ----------   ---------   ----------   ---------
Non-interest expense:
   Compensation and employee benefits          189,407          --      563,956          --
   Occupancy and equipment                      48,380       6,969      125,469      10,430
   Professional fees                            33,000      93,783      110,419     201,565
   Advertising and promotion                    29,518      11,923       79,996      17,486
   Other                                        87,619     122,652      198,633     194,634
                                            ----------   ---------   ----------   ---------
      Total non-interest expense               387,924     235,327    1,078,473     424,115
                                            ----------   ---------   ----------   ---------
Loss before income tax expense                (221,599)   (236,826)    (644,443)   (430,614)
      Income tax expense                            --          --           --          --
                                            ----------   ---------   ----------   ---------
Net Loss                                    $ (221,599)  $(236,826)  $ (644,443)  $(430,614)
                                            ==========   =========   ==========   =========
Basic and Diluted Loss Per Share            $     (.16)  $(230,826)  $     (.60)  $(430,614)
                                            ==========   =========   ==========   =========
Weighted Average Shares                      1,389,965           1    1,077,082           1

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                         Paid In
                                 Common     Paid In      Capital   Accumulated
                                 Stock      Capital     Warrants     Deficit        Total
                                -------   -----------   --------   -----------   -----------
Balance December 31, 2006       $    --   $        10   $     --   $  (685,344)  $  (685,334)
Issuance of  1,389,965 Shares
   Common Stock                  13,899    13,885,741         --            --    13,899,640
Deferred offering costs                      (487,413)                              (487,413)
Warrants                                     (133,715)   133,715            --            --
Net loss                                                              (644,443)     (644,443)
                                -------   -----------   --------   -----------   -----------
Balance September 30, 2007      $13,899   $13,264,623   $133,715   $(1,329,787)  $12,082,450
                                =======   ===========   ========   ===========   ===========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                           ---------------------------------------
                                                           September 30, 2007   September 30, 2006
                                                           ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss to
   net cash  from operating activities:
      Net loss                                                $   (644,443)         $ (430,614)
      Depreciation                                                  77,984               1,559
      Provision for loan losses                                     57,500                  --
      Increase in other assets                                     (50,125)             (7,250)
      Increase (decrease) in other
         liabilities                                                 5,376             (25,842)
      Decrease in federal income
         taxes payable                                              (7,700)                 --
                                                              ------------          ----------
         Net cash used in operating
            activities                                            (561,408)           (462,147)
                                                              ------------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in loans                                     (5,361,099)                 --
      Purchase of Land                                                  --            (854,233)
      Purchase of equipment                                       (226,917)            (57,654)
      Construction in process                                     (172,839)                 --
                                                              ------------          ----------
         Net cash used in investing
            activities                                          (5,760,855)           (911,887)
                                                              ------------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in deferred offering costs                         (286,610)            (56,907)
      Increase in deposits                                       8,006,960                  --
      Advances (payments) on line of credit                     (1,856,775)          1,357,724
      Issuance of common stock and warrants                     13,789,650                  --
      Decrease in advances from
         organizers                                                (80,000)                 --
                                                              ------------          ----------
      Net cash provided by
         financing activities                                   19,573,225           1,300,817
                                                              ------------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                13,250,962             (73,217)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,422              93,867
                                                              ------------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 13,257,384          $   20,650
                                                              ============          ==========
Supplemental Disclosure of Non-Cash Financing Activity:
      Conversion of advances from organizers into shares
         of common stock                                      $    109.990          $       --

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of November 14, 2007, there were 1,389,965 shares of the Company's common stock issued and outstanding.

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock totaled approximately $487,000 through September 30, 2007, and were capitalized and netted against the offering proceeds.

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

EARNINGS PER SHARE - Basic earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock warrants as of September 30, 2007 but were not included in the computation of diluted loss per share because the shares would be anti-dilutive.

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

NOTE 2 - STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES

The subsidiary bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and undisbursed lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of September 30, 2007 and December 31, 2006 are shown below:

                               September 30, 2007   December 31, 2006
                               ------------------   -----------------
Commitments to extend credit       $20,036,000             $--
Standby letters of credit            1,045,000              --
Undisbursed lines of credit          8,330,189              --
                                   -----------             ---
Total                              $29,411,189             $--
                                   ===========             ===

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             September 30, 2007   December 31, 2006
                                             ------------------   -----------------
Construction in process                          $  227,812           $   81,258
Land                                                854,233              854,233
Office equipment                                    402,158              149,460
                                                 ----------           ----------
                                                  1,484,203            1,084,951
Less: Accumulated depreciation                       84,105                6,625
                                                 ----------           ----------
Property and equipment net of depreciation       $1,400,098           $1,078,326
                                                 ----------           ----------

On August 19, 2007, the Company broke ground and commenced construction on its headquarters building located at the intersection of 12 Mile and Dixon Roads in Novi. The approximately 5,200 square foot building will feature full service banking accommodations and will also house the Company's executive management. The construction contract is capped at $1.825 million and is scheduled for occupancy in March, 2008.

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

NOTE 7 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $1,330,000 as of September 30, 2007 that are available to reduce future taxable income through the year ending December 31, 2026. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward   $ 452,200
   Less: Valuation Allowance          (444,500)
                                     ---------
      Total net deferred tax asset   $   7,700
                                     =========

A reconciliation of the provision for income taxes for each period ended September 30 follows:

                                                                2007        2006
                                                             ---------   ---------
Income tax benefit at federal statutory rate of 34 percent   $ 219,111   $ 295,664
Change in valuation allowance                                 (219,000)   (288,300)
Other - net                                                       (111)        336
                                                             ---------   ---------
Net income tax expense                                       $      --   $   7,700
                                                             ---------   ---------

NOTE 8 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which called for lease payments of $3,753 per month through September 2, 2007, and $3,866 per month for each month thereafter. In January, 2007, the lease was amended to reflect the Company renting additional office space, and the monthly rent was increased to $4,188 per month through October, 2007, and $4,314 per month for each month thereafter. Rent expense for the nine month period ended September 30, 2007 totaled $24,258. The following is a schedule of future minimum rental payments under the operating leases on a calendar basis:

Year Ending December 31    Amount
-----------------------   -------
2007                      $12,816
2008                       12,942
2009                           --
2010                           --
2011                           --
2012 and after                 --
                          -------
Total                     $25,758
                          =======

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the executive officers of the Bank upon approval from the Board of Directors. The Company is also planning to issue 142,500 stock warrants to the organizing members of the Bank. These proposed options and warrants would be issued with a strike price of $10. Additionally, in conjunction with its stock offering, the Company has issued to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50 and a duration of three years. As of September 30, 2007, the stock incentive plan had not been created and no organizer stock warrants were outstanding. As of November 14, 2007, shareholder warrants to purchase up to 277,993 shares of the Company's common stock were outstanding.

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

None

NOTE 12 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Company were well capitalized as of September 30, 2007.

The Bank's and Company's actual capital amounts and ratios as of September 30, 2007 are presented in the following table (dollars in thousands):

                                                 For Capital
                                                  Adequacy        To Be Well
                                  Actual          Purposes        Capitalized
                             ---------------   --------------   --------------
                              Amount   Ratio   Amount   Ratio   Amount   Ratio
                             -------   -----   ------   -----   ------   -----
As of September 30, 2007:
Total Risk Based Capital
   to Risk Weighted Assets
      Lotus Bank             $ 9,992   55.29%  $1,446   8.00%   $1,807   10.00%
      Lotus Bancorp, Inc.     12,140   67.13%   1,447   8.00%    1,809   10.00%
Tier One Capital to Risk
   Weighted Assets
      Lotus Bank             $ 9,934   54.96%  $  723   4.00%   $1,084    6.00%
      Lotus Bancorp, Inc.     12,082   66.81%     723   4.00%    1,085    6.00%
Tier One Capital to
   Assets
      Lotus Bank             $ 9,934   49.39%  $  805   4.00%   $1,006    5.00%
      Lotus Bancorp, Inc.     12,082   60.03%     805   4.00%    1,006    5.00%

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

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. The initial public offering ended on June 30, 2007. On February 26, 2007, the Company broke escrow in the amount of $12,769,358, consisting of $12,582,050 in stock subscriptions received plus $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. The Bank commenced operations on February 28, 2007. Since capitalizing the Bank, the Company has closed its initial public offering and raised a total of $13,899,650. As of November 14, 2007, there were 1,389,965 shares of the Company's common stock issued and outstanding.

PLAN OF OPERATION

The Company's (and the Bank's) proposed main office will be located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The Company has begun construction of the main office and expects it to be complete in March, 2008. The building will be a free standing facility of approximately 5,200 square feet. The Company is currently operating out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,500 square feet at this location. The term of the lease commenced in September, 2006, and expired on September 2, 2007. At this time, the Company is leasing the facility on a month to month basis until its permanent facility is completed.

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

FINANCIAL RESULTS

The Bank opened for business on February 28, 2007. For the three months ended September 30, 2007, the Company generated a net loss of $221,599. The largest expenses were compensation and employee benefits which amounted to $189,407, occupancy and equipment costs totaling $48,380, professional fees totaling $33,000, and advertising and promotion costs totaling $29,518. Interest income for the quarter of $237,662 was largely due to federal funds sold totaling $158,875, and interest and fees on loans totaling $78,787, which was offset by interest expense on deposits of $43,498.

The Company's balance sheet has grown rapidly in the quarter due to the opening of the Bank. Net loans totaled $5,303,599 at quarter end, and were funded largely by deposits gathered amounting to $8,006,960. The Company expects this growth to continue for the foreseeable future, resulting in the continued enrichment in its asset mix as federal funds sold balances are converted into higher-yielding loans.

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

FUNDING OF OPERATIONS AND LIQUIDITY

On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until September 30, 2007. Since the initial closing on February 26, 2007, the Company has closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of November 14, 2007, a total of 1,389,965 shares of the Company's common stock were issued and outstanding.

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

CAPITAL EXPENDITURES

The Company has made capital expenditures of $43,003 for the three month period ended September 30, 2007, for certain office equipment, and construction costs associated with the new headquarters in the amount of $135,291. The Company broke ground on its headquarters construction project in the August, 2007, and will expend approximately $1,800,000 by the time it is completed in the first quarter of 2008.

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

On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of September 30, 2007, the Company's primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $13,257,384. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.

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

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2007, the Company had unfunded loan commitments outstanding of $29.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required.

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

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of insuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, the Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure.

No significant change in the Company's internal controls over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no known pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject, nor are there any material proceedings known to the Company in which any director, officer or affiliate, or any principal shareholder is a party or has an interest adverse to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     This item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders for the three months ended September 30, 2007.

ITEM 5. OTHER INFORMATION.

     This item is not applicable.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------   --------------------------------------------------------------
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

                                        LOTUS BANCORP, INC.


Date: November 14, 2007                 By: /s/ Satish B. Jasti
                                            ------------------------------------
                                            Satish B. Jasti
                                            President and Chief Executive
                                            Officer


Date: November 14, 2007                 By: /s/ Richard E. Bauer
                                            ------------------------------------
                                            Richard E. Bauer
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------   --------------------------------------------------------------
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