Form 10KSB
period 2007-12-31
Lotus Bancorp, Inc.
filed 2008-03-31
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-KSB or any amendment of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

The issuer's revenues for the most recent fiscal year ending December 31, 2007 were $878,536.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 2008 was $13,899,650.

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of March 24, 2008 was 1,389,965 shares.

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward looking statements throughout that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward looking statements. These forward looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated of projected include, but are not limited to the following: expected cost savings and synergies from our acquisition strategies may not be realized within the expected timeframes, and costs or difficulties related to integration matters might be greater than expected; expenses associated with the implementation or our trust and wealth management services might be greater than expected, whether due to possible need to hire more employees than anticipated or other costs incurred in excess of budgeted amounts; the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor's pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the marketplace; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business.

                                      INDEX

PART I
ITEM 1.      DESCRIPTION OF BUSINESS.
ITEM 2.      DESCRIPTION OF PROPERTY.
ITEM 3.      LEGAL PROCEEDINGS.
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II
ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
             BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
ITEM 7.      FINANCIAL STATEMENTS.
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.
ITEM 8A(T).  CONTROLS AND PROCEDURES.
ITEM 8B.     OTHER INFORMATION.

PART III
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
             CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT.
ITEM 10.     EXECUTIVE COMPENSATION.
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE.
ITEM 13.     EXHIBITS.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

SIGNATURES

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Lotus Bancorp, Inc. (formerly known as City Central Bancorp, Inc.)(the "Company") was organized as a Michigan corporation on October 27, 2004 to serve as a bank holding company for Lotus Bank (the "Bank"). The Company received approval from the Federal Reserve Bank of Chicago on February 2, 2007 to become a bank holding company upon the acquisition of 100% of the common stock of Lotus Bank. The Company has no material business operations other than owning and managing the Bank, and has no plans for other business operations in the foreseeable future.

In January of 2006, the organizers of the Bank filed applications with the Federal Deposit Insurance Corporation (FDIC) and the Michigan Office of Financial and Insurance Services (OFIS) for federal deposit insurance and a state banking charter, respectively. The Bank was required to obtain preliminary regulatory approvals from the FDIC and OFIS; however, these regulatory approvals were subject to certain conditions that the Bank had to satisfy before receiving a license to commence banking operations, which included: (1) capitalizing the Bank with at least $10.10 million, and (2) implementing appropriate banking policies and procedures. The Bank received these final regulatory approvals on February 5, 2007 by satisfying the above requirements, and commenced banking operations on February 28, 2007.

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. On February 26, 2007, the Company broke escrow in the amount of $12,769,358, consisting of $12,582,050 in stock subscriptions received plus $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650.

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

     - Encouraging our shareholders to become customers by offering additional incentives;

     - Attracting its initial customer base by offering competitive interest rates on deposit accounts; and

     -    Implementing a strong and effective marketing program.

MARKET OPPORTUNITIES

Primary service areas. Lotus Bank's primary service area is Oakland County, Michigan generally, and the cities of Novi, Farmington, Farmington Hills, West Bloomfield, Wixom and Commerce Township specifically. The Bank operates out of temporary facilities located at 45650 Grand River Avenue, Novi, Michigan until it can relocate to its permanent facility at 12 Mile and Dixon Roads in Novi. Lotus Bank draws most of its customer base from and within its primary service areas. Oakland County offers a stable population and is one of the most affluent counties in the country in terms of per capita income. Additionally, Lotus Bank focuses on serving the banking needs of the Asian-Indian community through specific target marketing efforts.

Local economy. The Novi market is undergoing positive economic change and is capitalizing on the opportunities associated with such a change. Two significant suburban hospital expansions within a three mile radius of the Bank's facility are investing $550 million into the local economy; the spin-off economic activity associated with these developments include medical office, medical provider, financial services and technology sector expansion. We believe that these economic activities in the Bank's primary banking market make it less likely for the Bank to be impacted by industry-specific economic conditions, particularly those manufacturing related, than would be the case in adjoining markets.

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

Substantially all of the Bank's business is concentrated in Southeast Michigan. The Southeast Michigan region is presently characterized by a weakened manufacturing economy, high levels of unemployment, high inventories of unsold residential housing, declining real estate values and increasing borrower defaults.

The Bank's results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, changes in interest rates, and the monetary and fiscal policies of the federal government. The Bank's profitability is, in part, dependent on the spread between the interest rates the Bank earns on investments and loans and the interest rates the Bank pays on deposits and other interest-bearing liabilities. The Bank's net interest spread and margin will be affected by general economic conditions and other factors beyond the Bank's control that influence market interest rates. In addition, the Bank has a significant concentration of loans to individuals and businesses in its primary market area and any decline in the economy of this area could have a material adverse effect on the Bank and the Company.

Competition. The market for financial services is rapidly changing, intensely competitive, and likely to become more competitive as the number and types of market entrants increase. Lotus Bank will compete for both lending and deposit business with other commercial banks, thrifts, credit unions, finance companies, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and others that may offer more attractive financing alternatives than the Bank. Many of these competitors are headquartered out-of-state. Because much of the competition's decision making is not local, there is the perception that a lack of consistency exists amongst these firms' local leadership. Through our local ownership and leadership, we believe that there is a significant opportunity for Lotus Bank to acquire market share from our competition by offering superior customer service and local decision making to small and medium-sized local businesses and consumers. We recognize that in order to effectively execute this strategy, our relative lack of resources as compared to our competition may require Lotus Bank to offer higher interest rates to attract depositors and offer lower lending rates to attract borrowers.

BUSINESS STRATEGY

Management philosophy. Lotus Bank is a full service commercial bank focusing on community involvement and highly personalized service while providing small and medium-sized business, licensed professionals and individuals competitive and sophisticated financial products typically offered by larger financial institutions. The Bank distinguishes itself from competitors through this strategy, and endeavors to hire the most qualified and experienced people in the market to execute the Bank's commitment to customer service. Accordingly, the Bank will implement the following operating and growth strategies:

Operating strategy. In order to achieve the high level of customer service that we believe will be necessary to attract customers and to develop Lotus Bank's reputation as a local bank with a community focus, the following operating strategy will be employed:

     - Experienced Senior Management. Lotus Bank's proposed senior management team possesses extensive experience in the banking industry, as well as substantial business and banking contacts in our primary service area. Satish Jasti, the Bank's President & CEO, has over twenty-four years of banking experience, as does Richard Bauer, the Bank's Executive Vice President & CFO. Christer D. Lucander, the Bank's Executive Vice President & CLO, has over 23 years of experience in the local banking market.

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

Growth strategy. Because we believe that the growth and expansion of the Bank's operations is integral to our success, the following are the Bank's growth strategies:

     - Capitalize on community orientation. Lotus Bank capitalizes on its reputation as an independent, locally-owned and based community bank to attract small and medium-sized businesses, licensed professionals, and individuals that may be underserved by larger banking institutions in our primary service area.

     - Emphasize local decision-making. The Bank emphasizes local decision-making by experienced bankers. This helps Lotus Bank attract local businesses and service-minded customers.

     - Attract experienced lending professionals. Lotus Bank seeks to hire experienced, well trained lending professionals capable of soliciting loan business immediately.

     - Be a low-cost provider of products and services. The Bank's range of services, pricing strategies, interest rates earned and paid, and hours of operation are all structured to attract its target customers and increase its market share. Additionally, Lotus Bank passes on to its customers low overhead costs in the form of reduced fees on its products, especially its deposit products.

LENDING SERVICES

Lending policy. Lotus Bank offers a full range of lending products, including commercial loans for small and medium-sized businesses and professionals, real estate loans to businesses and individuals, and loans to consumers. The Bank understands that it competes for these loans against competitors who are well established in its primary service area, and who have greater resources and legal lending limits. As a result, Lotus Bank initially is offering more flexible pricing and terms to attract borrowers. We feel a quick response to credit requests helps to mitigate any competitive disadvantage that may exist between Lotus Bank and other financial institutions.

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

     - Residential real estate. The Bank's residential real estate loans consists of residential second mortgage and home equity line of credit loans, residential construction loans and traditional mortgage lending for one-to-four family residences. Lotus Bank expects that any long term fixed rate mortgages will be underwritten for resale in the secondary mortgage market. All loans are made in accordance with Lotus Bank's appraisal policy with the ratio of loan principal to the value of collateral as established by independent appraisal in the range of 75-80%, depending on the type of loan. Should this ratio be above 80%, private mortgage insurance is required. The Bank believes that these loan to value ratios are sufficient to compensate for fluctuations in real estate market values and to minimize losses that could result from a downturn in the residential real estate market.

Commercial loans. Loans for commercial purposes in various lines of businesses are one of the components of the Bank's loan portfolio. The target commercial loan markets are retail establishments, licensed professional companies, and small to medium-sized businesses. The terms of these loans vary by purpose and type of underlying collateral, if any. The commercial loans are underwritten primarily on the basis of the borrower's ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year on a revolving basis, or 120 days on a single pay basis, and are collateralized by borrower assets or a personal guarantee. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured by other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability to both properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in evaluating the risk of making such loans.

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

EMPLOYEES

Lotus Bank's success depends, in part, on its ability to attract, retain and motivate highly qualified management and staff, for whom competition is rigorous. As of March 24, 2008, the Company has no employees, and the Bank has 11 employees, of whom 10 are full time employees.

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

THE BANK

GENERAL. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIS and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIS and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

BUSINESS ACTIVITIES.

State Bank Activities - Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund.

The GLB Act also authorizes state insured banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least "satisfactory" and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank holding company and its subsidiaries.

BRANCHING AUTHORITY. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches in any state, including Michigan, the District of Columbia, a territory or protectorate of the United States or a foreign country, subject to the receipt of all required regulatory approvals. Under federal law banks may establish interstate branch networks through merger or consolidation with other banks without regard to whether such activity is contrary to state law. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the merger or consolidation with an out-of-state bank) is allowed only if specifically authorized by the law of the state where the branch will be established or acquired.

Michigan law permits both U.S. and non-U.S. banks to establish branches in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (1) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (2) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (3) establishment by foreign banks of branches located in Michigan.

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

DEPOSIT INSURANCE. The Bank's deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, will pay premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007, such as the Bank, which will have their assessment base determined using average daily balances of insured deposits.

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

RESERVE REQUIREMENT. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

     - for transaction accounts totaling $9.3 million or less, a reserve of 0%; and

     - for transaction accounts in excess of $9.3 million up to and including $43.9 million, a reserve of 3%; and

     - for transaction accounts totaling in excess of $43.9 million, a reserve requirement of $1.038 million plus 10% against that portion of the total transaction accounts greater than $43.9 million.

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

We are also nearing the final phase of construction permanent headquarters facility located near the intersection of 12 Mile and Dixon Roads in Novi. This distinctive bank building is being constructed on the front parcel of 2.5 acres of land that Lotus Bancorp, Inc. purchased in August of 2006. The building will front 12 Mile Road, across from the Fountainwalk Mall and adjacent to the Twelve Oaks Mall, and near two several-hundred unit residential developments. The construction on this facility is expected to be completed in April 2008, with occupancy shortly thereafter.

The aggregate commitments under the lease are set forth in the notes to the audited financial statements included in this Form 10-KSB. The Bank owns its headquarters facility. When the headquarters facility is ready for occupancy, we will abandon the leased facility on Grand River Avenue. Management believes that the headquarters facility, at 5,200 square feet, will be sufficient to meet the business needs of the Company and the Bank. All facilities, whether purchased or leased, will be adequately covered by the appropriate insurances.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

COMMON STOCK

As of December 31, 2007, 1,389,965 shares of the Company's common stock were issued and outstanding, and there were approximately 220 shareholders of record. As of March 24, 2008, 1,389,965 shares of the Company's common stock were issued and outstanding.

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

WARRANTS

As of December 31, 2007, warrants to purchase up to 420,493 shares of the Company's common stock were outstanding, as follows:

Warrant Type   Outstanding   Terms
------------   -----------   -----
Shareholder      277,993     $12.50/share strike price; Three year term to
                             expire February 27, 2010

Organizer        142,500     $10.00/share strike price; Ten year term to expire
                             February 27, 2017
                 -------
Total            420,493
                 =======

As of March 24, 2008, warrants to purchase up to 420,493 shares of the Company's common stock were outstanding.

Organizer and initial shareholder warrants to purchase fractional shares were not issued. Instead, we rounded down to the next whole number in calculating the number of warrants to issue to any shareholder. Holders of warrants will be able to profit from any rise in the market value of our common stock over the exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank's capital falls below the minimum level as required by the FDIC, we may be directed to require the shareholders to exercise or forfeit their warrants.

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

OVERVIEW

The Company is a Michigan corporation that was incorporated on October 27, 2004 to organize and serve as the holding company for a Michigan state bank, Lotus Bank (the "Bank"). The Bank is a full service commercial bank headquartered in Novi, Michigan, and serves the city of Novi, Michigan and the neighboring communities of Commerce Township, Farmington, Farmington Hills, Northville, West Bloomfield and Wixom, and offers a broad array of commercial and consumer banking products and services to small and medium-sized businesses, licensed professionals and individuals.

On January 11, 2006, applications were filed with the Michigan Office of Financial and Insurance Services (OFIS) and with the Federal Deposit Insurance Corporation (FDIC) for permission to organize the Bank and for federal deposit insurance, respectively. The Bank received the regulatory approvals of the OFIS and FDIC; however, these regulatory approvals were subject to certain conditions that the Bank had to satisfy before receiving a license to commence banking operations, including; (1) capitalizing the Bank with at least $10.1 million after pre-opening expenses, and (2) instituting appropriate banking policies and procedures. These conditions were satisfied, and the Company capitalized the Bank by downstreaming $10,500,000 of proceeds from its initial public offering into the Bank's capital accounts on February 27, 2007; the Bank commenced banking operations on February 28, 2007.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company's stock, $.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company raised a total of $13,899,650 and capitalized the Bank with $10,500,000.

The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Company earns on interest-earning assets, primarily commercial business, commercial real estate and consumer loans and federal funds sold, and the interest the Company pays on interest-bearing liabilities, primarily money market deposit accounts and certificates of deposit. Management strives to match the repricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The results of operations may also be affected by local and general economic conditions. The largest section of our customer base is located in Oakland County, Michigan. The economic base of the County continues to diversify from the automotive service sector. While this trend continues, there have been significant economic difficulties caused throughout southeast Michigan as a result. Business operation downsizing, job cuts, high unemployment, declining real estate values and high rates of foreclosure, among other factors, have resulted in a challenging operating environment for many sectors of the Michigan economy, including the Michigan banking industry. Changes in the economy may affect the demand for commercial and consumer loans and related small business and retail banking products. This could have a significant impact on how the Company deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Oakland County market may affect the pricing levels of various deposit products. The competitive rates on deposit products may increase the relative cost of funds for the Company and thus negatively impact net interest income.

The Company continues to see competitive deposit rates offered from local financial institutions in its market which could have the effect of increasing the cost of funds to a level higher than management projects.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES

The Company performs a detailed quarterly review of the allowance for credit losses. The Company evaluates those loans classified as substandard, under its internal risk system, on an individual basis for impairment under SFAS 114. The level and the allocation of the allowance are determined primarily on management's evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogenous pools with similar risk characteristics for evaluation under SFAS 5. The Company uses factors such as historical portfolio losses amongst peer group banks, national and local economic trends, and levels of delinquency to determine the appropriate level and allocation of the allowance for loans in this grouping. The Company's policy dictates that specifically identified credit losses be recognized immediately by a charge against the allowance for loan losses. The Bank is also required to maintain certain minimum levels of reserves during its first three years of operation based upon the business plan submitted as part of the regulatory approval process and based upon the order granting it permission to operate by the State of Michigan, Office of Financial and Insurance Services.

Inherent risks and uncertainties related to determination of adequacy of the allowance for loan losses require management to depend on estimates, appraisals and evaluations of loans to prepare the analysis. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.

PLAN OF OPERATION

The Company's (and the Bank's) proposed main office will be located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The Company expects construction of the main office to be completed in April 2008. The building will be a free standing facility of approximately 5,200 square feet. The Company is currently operating out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,200 square feet at this location. The lease commenced in September, 2006, expired in September, 2007, and has been a month-to-month lease thereafter.

The Company used approximately $2,550,000 of the proceeds of its initial public offering to pay off a portion of the line of credit used to purchase the land, construct the facility, and purchase furniture, fixtures and equipment for its banking location. The Bank expects to hire up to 4 additional full-time equivalent employees to staff its banking office within the next twelve months, and the Company does not expect that it will have any employees who are not also employees of the Bank.

The Bank has used the remainder of its capital proceeds for customer loans, investments and other general banking purposes. We believe that the Company's minimum initial public offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12 month period following its initial public offering. However, the Company cannot provide assurance that it will not need to raise additional capital within the next three years or over the next 12 month period.

SELECTED FINANCIAL INFORMATION

The following information is of selected consolidated financial data as of the report date. Information shown for periods prior to 2007 is not comparable as the Company did not commence banking operations until February 27, 2007.

                                                       For the Year Ended
                                                           December 31
                                                    -------------------------
                                                        2007          2006
                                                    -----------    ----------
Total assets                                        $19,282,000    $1,399,000
Gross loans                                           9,109,000            --
Allowance for loan losses                                88,000            --
Total deposits                                        7,383,000            --
Borrowings                                                   --     1,857,000
Shareholder's equity (deficit)                       11,859,000      (685,000)

Summary of Operations:
Interest income                                         871,000        89,000
Interest expense                                        166,000        38,000
                                                    -----------    ----------
Net interest income                                     705,000        51,000
Provision for loan losses                                88,000            --
Noninterest income                                        8,000            --
Noninterest expense                                   2,045,000       593,000
                                                    -----------    ----------
Income before taxes                                  (1,420,000)     (542,000)

Provision for income taxes                                   --            --
                                                    -----------    ----------
Net income                                          $(1,420,000)   $ (542,000)
                                                    ===========    ==========

Per Share Data:
Basic earnings                                      $     (1.23)   $ (541,796)
Diluted earnings                                          (1.23)     (541,796)
Dividends declared                                           --            --

Selected Financial Ratios:

                                                            For the Year Ended
                                                                December 31
                                                           --------------------
                                                              2007      2006
                                                             ------    ------
Total nonperforming assets as
     a percentage of total assets                            --           n/a
Total nonperforming loans as
     a percentage of total loans                             --           n/a
Total allowance for loan losses
     as a percentage of total loans                         .97%          n/a
Return on average assets                                  (8.32%)      (38.73%)
Return on average equity                                 (11.81%)         n/a
Net interest margin                                        4.18%          n/a
Average equity to average assets                          70.40%          n/a

ASSETS

At December 31, 2007, the Company's total assets were $19.3 million, an increase of $17.9 million from December 31, 2006. The growth came as the Company completed its stock offering, of which the first closing occurred on February 26, 2007 for $12.6 million and the second closing in early July for an additional $1.3 million for a total of $13.9 million in capital raised. The largest segment of asset growth for the year ended December 31, 2007 occurred in the loan portfolio as the Company began to deploy the equity raised by funding $9.1 million in loans during its first ten months of operation. Excess funds were maintained in Federal Funds sold.

Federal Funds sold were $4.2 million at December 31, 2007. Due to the growth pattern during the Company's inception of banking operations, volatile credit markets in the latter part of 2007, and perceived demand for the Company's credit products, management deemed it prudent to maintain liquidity in Federal Funds sold rather than investing in various investment securities offering little, if any, yield advantage and restricting the Company's liquidity.

Premises and equipment increased to $2.5 million as the Company commenced construction and purchased furniture, fixtures, computer equipment and software for its headquarters building. Construction of the headquarters is expected to be complete late in the first quarter of 2008.

The largest portion of loan growth occurred in the commercial portfolio, including commercial real estate, which is consistent with the Company's commercial lending focus. At December 31, 2007, commercial loans totaled $6.7 million, consumer loans totaled $0.8 million, and residential mortgage and home equity loans totaled $1.6 million.

The allowance for loan losses was $88,000 or 0.97% of average loans outstanding at December 31, 2007. There were no charge-offs or non-performing loans during the year. There were no loans more than 30 days past due as of December 31, 2007.

Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At December 31, 2007, there were no loans in nonaccrual status. Commercial loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of a deterioration in the financial position of the borrower, (b) payment in full of principal or interest is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan is reported as nonaccrual. A nonaccrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.

Management evaluates the condition of the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and expected financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes the present allowance is adequate, based on the broad list of considerations listed above.

The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the bank's position. The primary risk elements concerning commercial and industrial and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral in its files.

Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for loan losses. It must be understood that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.

LIABILITIES

Total liabilities were $7.4 million as of December 31, 2007, and were comprised almost entirely of deposits.

In the deposit categories, noninterest bearing DDA deposits were $1.4 million, which was made up primarily of business accounts. NOW accounts, which are owned by individuals, were $0.3 million at December 31, 2007, while money market deposit accounts were $4.4 million and composed primarily of business accounts. Certificates of deposit totaled $1.3 million at December 31, 2007. Of this amount, $0.8 million was in certificates greater than $100,000. All of these certificates are from local depositors.

                                 As of December 31
                                       2007
                                --------------------
                                Balance   Percentage
                                -------   ----------
Noninterest bearing demand       $1,401      18.98%
NOW accounts                        293       3.97%
Money market deposit accounts     4,393      59.50%
Savings                               4       0.05%
Time deposits under $100,000        504       6.83%
Time deposits over $100,000         788      10.67%
                                 ------     ------
Total deposits                   $7,383     100.00%
                                 ------     ------

Notes payable decreased to zero at December 31, 2007 as the amounts shown on the Company's balance sheet at December 31, 2006 were paid in full and retired with the proceeds of the Company's stock offering. The advances from organizers of $189,990 reflected on the Company's balance sheet at December 31, 2006 were partially refunded to certain organizers, with the balance of $109,990 converted into shares of the Company's stock.

SHAREHOLDERS' EQUITY

Shareholders' equity increased to $11.9 million at December 31, 2007 from a deficit of ($685,000) at December 31, 2006. During 2007, the Company sold $13.9 million in common stock which was closed in two phases. The first closing with gross proceeds of $12.6 million occurred on February 27, 2007, and the proceeds were used to retire the Company's credit line of $1.8 million and capitalize the Bank at $10.5 million. The remaining $1.3 million of the offering was completed on June 30, 2007 and the closing of these shares occurred in early July, 2007. From these proceeds, $487,000 in deferred offering costs were deducted. Additional paid in capital increased by $686,000 in accordance with FAS123R, as noted in footnote 11 of the financial statements. This represents an offset to the expense recognized per FAS123R of $552,000 for the costs associated with the organizer warrants which were issued to the Company's organizers as described in the prospectus dated August 25, 2006, and $134,000 in shareholder warrants issued in conjunction with the Company's public offering. The accumulated deficit includes a charge for the aforementioned cost. In addition, it includes the costs of inception prior to the Company commencing banking operations of approximately $790,000 incurred during the Company's inception period.

NET INTEREST INCOME

Net interest income for the twelve months ended December 31, 2007 was $705,000. The Company commenced the earning of interest income at the inception of banking operations on February 28, 2007. During 2007, interest income was provided primarily from federal funds sold as the Company maintained a significant amount of liquidity in its early growth period. Loans were generated beginning in April of 2007 and continued throughout the year which resulted in interest income on loans as shown. Deposit interest expense of $144,000 was due primarily to the growth of money market deposit accounts and certificates of deposit during the period. Interest expense on the Company's line of credit during its organizational phase totaled $22,000. The credit line was paid off and retired with proceeds of the Company's public offering.

In 2006, interest expense of $38,000 was recognized on the Company's line of credit used during the Company's inception period.

The following table shows the Company's consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset or interest bearing liability and the net interest margin for the period indicated.


                                                Year Ended December 31, 2007
                                                ----------------------------
                                                          Interest
                                                Average    Income/   Average
                                                Balance    Expense     Rate
                                                -------   --------   -------
Assets
   Loans                                        $ 3,480     $269       7.73%
   Federal funds sold                            11,515      594       5.16%
   Interest bearing deposits with banks             207        8       3.87%
                                                -------     ----       ----
   Total earning assets/total interest
      income/average yield                       15,202      871       5.73%
   Cash and due from banks                          334
   All other assets                               1,532
                                                -------
   Total assets                                 $17,068
                                                =======
Liabilities and Equity
   NOW Accounts                                     191        4       1.98%
   Money Market Deposit Accounts                  2,592       92       3.56%
   Savings                                            7       --        .50%
   Certificates of deposit                        1,239       48       3.91%
   Other                                                      22
                                                -------     ----       ----
   Total interest bearing liabilities/total
      interest Expense/average rate               4,029      166       4.12%
   Noninterest bearing demand deposits            1,001
   All other liabilities                             23
   Shareholders' equity                          12,015
                                                -------     ----
   Total liabilities and shareholders' equity   $17,068
                                                =======
   Net interest income/interest rate spread                 $705       1.58%
                                                            ====       ----
   Net interest margin (net interest
      income/total earning assets)                                     4.64%
                                                                       ----

PROVISION FOR CREDIT LOSSES

The provision for loan losses was $88,000 for the year ended December 31, 2007. See also "Assets" discussed previously.

NONINTEREST INCOME

Noninterest income for 2007 totaled $8,000 and was primarily from service charges and customer service fees. There was no noninterest income earned in prior periods.

NONINTEREST EXPENSE

Noninterest expense for the twelve months ended December 31, 2007 was $2.04 million. Of this amount, approximately $182,000 was incurred during the inception period between January 1 and February 27, 2007. Salaries and benefits was $758,000 as the Company began hiring the majority of its operating staff during the first quarter of 2007 in anticipation of the commencement of banking operations, to allow for training, and to provide for computer systems and facility setup. Occupancy and equipment expense increased by $104,000 to $167,000 for the twelve months ended December 31, 2007 as compared to $63,000 for the same period ended December 31, 2006. This increase was largely due to the Company's leasing its temporary offices on Grand River Avenue, and due to depreciation and other equipment expenses. Stock based compensation of $552,000 was recognized per FAS123R in 2007. Please see footnote 11 to the financial statements for additional information. Professional fees decreased $257,000 to $158,000 as of December 31, 2007 from $415,000 at December 31, 2006 as the legal and professional fees associated with the Company's organizational phase ended and the Company's executive management team became employees rather than consultants. Advertising and marketing expenses of $101,000 during 2007 were an increase of $79,000 over the same period in 2006 as the Company commenced banking operations. Similarly, increases at December 31, 2007 in data processing, travel and entertainment, printing, dues and memberships, outside office and other expenses were attributable to the Company commencing banking operations.

INCOME TAXES

No income tax expense or benefit was recognized in 2007 due to the tax loss carryforward position of the Company. See note 9 to the financial statements. An income tax benefit may be recorded in future periods when the Company becomes profitable and management believes that profitability will be expected for the foreseeable future beyond that point.

LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT

The liquidity of a bank allows it to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and other borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans that mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of money market deposit accounts and certificates of deposit over $100,000. We anticipate that we will have sufficient liquidity to meet our future commitments. As of December 31, 2007, unused commitments comprised $5.2 million. The Bank has $1.2 million in time deposits coming due within the next twelve months from December 31, 2007.

The largest uses and sources of cash and cash equivalents for the Company for the year ended December 31, 2007, as noted in the Consolidated Statements of Cash Flow, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The use of cash in investing activities were largely due to the increase in loans of $9.1 million. The purchase of equipment and construction in process of $1.5 million were due predominantly to the ongoing construction costs associated with the Company's headquarters building. Offsetting the use of cash in investing activities was the cash provided from financing activities which included increases in deposits of $7.4 million and the sale of stock of $13.8 million. Repayment of borrowings reduced the cash provided by financing activities by $1.9 million. Total cash and cash equivalents at December 31, 2007 was $7.6 million, which was an increase of $7.6 million from December 31, 2006.

Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in margins and to manage risk due to changes in interest rates.

Some of the major areas of focus of the Company's Asset Liability management Committee ("ALCO") incorporate the following overview functions: review the interest rate sensitivity of the Bank to measure the impact of changing interest rates on the Bank's net interest income, review the liquidity position through various measurements, review current and prospective economic conditions and the corresponding impact on the Bank, ensure that capital and the allowance for loan losses are maintained at proper levels to sustain growth, monitor the investment portfolio, recommend policies and strategies to the Board that incorporate a better balance of our interest rate risk, liquidity, balance sheet mix and yield management, and review the current balance sheet mix and proactively determine the future product mix.

The Company currently utilizes a static gap analysis to monitor interest rate risk. The Company expects to implement net interest income simulation modeling to measure and monitor interest rate risk in the latter part of 2008. Due to the short operating history of the Company and its rapidly changing balance sheet as of December 31, 2007, management elected not to implement interest rate simulation as the results it would provide at that point would not have provided meaningful benefits. Each of these interest rate risk measurement models has limitations, but management believes when these tools are evaluated together in the future, they will provide a balanced view of the exposure the Company has to interest rate risk.

Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within a specific time period. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing at a given point in time, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact on net interest income in periods of declining interest rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising interest rates and a positive impact in periods of declining interest rates.

Gap analysis has limitations because it cannot measure precisely the effect on interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a portion of adjustable-rate assets have limits on their minimum and maximum yield, whereas most of our interest-bearing liabilities are not subject to these limitations. AS a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable-rate assets may reach their yield limits and not reprice.

The following table presents an analysis of our interest-sensitivity gap position at December 31, 2007. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date:

                                                    After Three    After One
                                           Within    Months but    Year but     After
                                            Three      Within       Within      Five
                                           Months     One Year    Five Years    Years     Total
                                          -------   -----------   ----------   -------   -------
Interest earning assets
   Federal funds sold                     $ 4,209     $   --        $   --     $    --   $ 4,209
   Interest bearing deposits with banks     3,000         --            --          --     3,000
   Loans                                    3,587        141         3,359       2,021     9,108
   Other                                       --         --             5          --         5
                                          -------     ------        ------     -------   -------
      Total                                10,796        141         3,364       2,021    16,322
                                          -------     ------        ------     -------   -------
Interest bearing liabilities
   NOW accounts                                --         --           293          --       293
   Money market deposit accounts            4,393         --            --          --     4,393
   Savings                                     --         --             4          --         4
   Time deposits less than $100,000           208        142           155          --       505
   Time deposits greater than $100,000        409        128           150         100       787
                                          -------     ------        ------     -------   -------
      Total                                 5,010        270           602         100     5,982
                                          -------     ------        ------     -------   -------
Rate sensitivity gap                      $ 5,786     $ (129)       $2,762     $ 1,921
                                          =======     ======        ======     =======
Cumulative rate sensitivity gap                       $5,657        $8,419     $10,340
                                                      ======        ======     =======
Rate sensitivity gap ratio                   1.87x       n/ax         5.59x      20.21x
Cumulative rate sensitivity gap ratio                   2.07x         2.43x       2.73x

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Lotus Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Lotus Bancorp, Inc., and subsidiary as of December 31, 2007 and the related consolidated statement of operations, shareholder's equity (deficit) and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 2006 and for the year then ended were audited by other auditors whose report dated March 27, 2007 expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lotus Bancorp, Inc., and subsidiary as of December 31, 2007 and the results of its operations for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Plante & Moran PLLC

March 24, 2008
Auburn Hills, MI

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31
                                                                 ------------------------
                                                                     2007         2006
                                                                 -----------   ----------
Cash and Cash Equivalents
   Cash and due from banks                                       $   356,783   $    6,422
   Interest bearing balances due from banks                        3,000,000           --
   Federal funds sold                                              4,209,078           --
                                                                 -----------   ----------
      Total cash and cash equivalents                              7,565,861        6,422

Loans, less allowance for loan losses of $88,000
   and $0 at December 31, 2007 and 2006, respectively (Note 2)     9,021,152           --
Property and equipment, net of depreciation (Note 5)               2,507,552    1,078,326
Deferred offering costs (Note 1)                                          --      200,803
Accrued interest receivable and other assets                         186,961      113,919
                                                                 -----------   ----------
      Total assets                                               $19,281,526   $1,399,470
                                                                 ===========   ==========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

                                                                        December 31
                                                                 ------------------------
                                                                     2007         2006
                                                                 -----------   ----------
Deposits (Note 3)
   Non-interest bearing                                          $ 1,401,162   $       --
   Interest bearing                                                5,981,961           --
                                                                 -----------   ----------
      Total deposits                                               7,383,123           --

Note payable (Note 6)                                                     --    1,856,775
Advances from organizers (Note 7)                                         --      189,990
Federal income taxes payable                                              --        7,700
Accrued interest payable and other liabilities (Note 8)               39,277       30,339
                                                                 -----------   ----------
      Total liabilities                                            7,422,400    2,084,804
                                                                 -----------   ----------
Shareholder's equity (Deficit)
   Common stock, $0.01 par value Authorized -8,000,000 shares
   Issued and outstanding - 1,389,965 shares at
   December 31, 2007 and 1 share at December 31, 2006                 13,899           --
Additional paid in capital                                        13,950,787           10
Retained earnings (deficit)                                       (2,105,560)    (685,344)
                                                                 -----------   ----------
      Total shareholder's equity (deficit)                        11,859,126     (685,334)
                                                                 -----------   ----------
      Total liabilities and shareholder's equity (deficit)       $19,281,526   $1,399,470
                                                                 ===========   ==========

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                         For the Year Ended
                                                            December 31
                                                      -----------------------
                                                          2007         2006
                                                      -----------   ---------
Interest income:
   Loans receivable, including fees                   $   268,642   $      --
   Federal funds sold                                     594,187          --
   Interest bearing deposits with banks                     8,017          --
   Other                                                       67      89,536
                                                      -----------   ---------
      Total interest income                               870,913      89,536
                                                      -----------   ---------
Interest expense:
   Deposits                                               144,499          --
   Other                                                   21,675      38,169
                                                      -----------   ---------
      Total interest expense                              166,174      38,169
                                                      -----------   ---------
Net interest income                                       704,739      51,367
Provision for loan losses                                  88,000          --
                                                      -----------   ---------
Net interest income after provision for loan losses       616,739      51,367

Non-interest income
   Service charges on deposit accounts                      5,147          --
   Gain on sale of loans                                    1,180          --
   Other income                                             1,296          --
                                                      -----------   ---------
      Total non-interest income                             7,623          --

Non-interest expense
   Salary and benefits                                    758,626          --
   Occupancy and equipment expense                        167,311      63,201
   Stock based compensation                               552,449          --
   Professional fees                                      157,719     415,300
   Advertising and public relations                       100,979      21,711
   Data processing expenses                                66,122          --
   Travel and entertainment                                50,879      21,405
   Printing and office supplies                            37,524       8,988
   Dues and memberships                                    31,639       3,020
   Outside office services                                 30,135      26,818
   Other expense                                           91,195      32,720
                                                      -----------   ---------
      Total non-interest expense                        2,044,578     593,163
Net loss before taxes                                  (1,420,216)   (541,796)
Income taxes (Note 6)                                          --          --
                                                      -----------   ---------
Net loss                                               (1,420,216)   (541,796)
                                                      ===========   =========
Basic earnings/(loss) per share                             (1.23)   (541,796)
                                                      ===========   =========
Diluted earnings/(loss) per share                           (1.23)   (541,796)
                                                      ===========   =========
Weighted average shares                                 1,155,946           1

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
              CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY (DEFICIT)

                                                Common     Paid in     Accumulated
                                                Stock      Capital        Deficit       Total
                                               -------   -----------   -----------   -----------
Balance January 1, 2005                        $    --   $        --   $        --   $        --
Issuance of 1 share of common stock                 --            10            --            10
Net loss                                            --            --      (143,548)     (143,548)
                                               -------   -----------   -----------   -----------
Balance December 31, 2005                           --            10      (143,548)     (143,538)
Net loss                                            --            --      (541,796)     (541,796)
                                               -------   -----------   -----------   -----------
Balance December 31, 2006                           --            10      (685,344)     (685,334)
Issuance of 1,389,965 shares of common stock    13,899    13,885,741                  13,899,640
Deferred offering costs                             --      (487,413)                   (487,413)
Warrants                                            --       552,449                     552,449
Net loss                                            --            --    (1,420,216)   (1,420,216)
                                               -------   -----------   -----------   -----------
Balance December 31, 2007                      $13,899   $13,950,787   $(2,105,560)  $11,859,126
                                               =======   ===========   ===========   ===========

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Year Ended
                                                                                     December 31
                                                                              --------------------------
                                                                                  2007           2006
                                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss to net cash to operating activities
      Net loss                                                                $ (1,420,216)  $  (541,796)
      Warrant expense                                                              552,449            --
      Depreciation                                                                  96,393         6,625
      Provision for loan losses                                                     88,000            --
      Increase in other assets                                                     (73,510)      (81,219)
      Increase (decrease) in other liabilities                                       8,938       (17,076)
      Increase (decrease) in federal income taxes payable                           (7,700)        7,700
      (Increase) decrease in deferred income tax benefit                               468        (7,700)
                                                                              ------------   -----------
         Net cash used in operating activities                                    (755,178)     (633,466)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in loans                                                     (9,109,152)           --
      Purchase of equipment                                                     (1,525,619)   (1,084,951)
                                                                              ------------   -----------
         Net cash used in investing activities                                 (10,634,771)   (1,084,951)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deferred offering costs                                            (286,610)     (200,803)
   Increase in non-interest bearing deposits                                     1,401,162            --
   Increase in interest bearing deposits                                         5,981,961            --
   Advances (payments) on line of credit                                        (1,856,775)    1,856,775
   Issuance of common stock                                                     13,789,650            --
   Decrease in advances from organizers                                            (80,000)           --
                                                                              ------------   -----------
         Net cash provided by financing activities                              18,949,388     1,655,972
                                                                              ------------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 7,559,439       (62,445)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     6,422        68,867
                                                                              ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 7,565,861    $     6,422
                                                                              ============   ===========
Supplemental Disclosure of Non-cash Financing Activity:
   Conversion of advances from organizers into shares of common stock         $    109,990   $        --

                        See Notes to Financial Statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-KSB.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Lotus Bancorp, Inc. (the "Company"), and its wholly-owned subsidiary, Lotus Bank (the "Bank"). All significant inter-company accounts and transactions have been eliminated.

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of March 24, 2008, there were 1,389,965 shares of common stock issued and outstanding.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of deferred tax assets.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At times bank balances may be in excess of insured limits. Management has deemed this a normal business risk.

ORGANIZATION AND PRE-OPENING COSTS - Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization. Management anticipated that the organization and pre-opening costs totaled approximately $790,000 through the commencement of operations, and were charged to expense as incurred.

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock totaled approximately $487,000 through December 31, 2007, and were capitalized and netted against the offering proceeds.

LOANS - The Company grants mortgage, commercial and consumer loans to customers. A large portion of the loan portfolio is represented by commercial and commercial real estate loans in Oakland County, Michigan and elsewhere. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in those areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using either the straight line or interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed in nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and allocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash slows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the borrower and the loan, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable interest rate, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

During the first three years of operation, the Bank will maintain an allowance for loan losses at or above minimum level of 1.00% established by the Federal Deposit Insurance Corporation and the State of Michigan Office of Financial and Insurance Services pursuant to their orders granting the Bank authority to commence activity as a DeNovo financial institution.

OFF-BALANCE-SHEET INSTRUMENTS - In the ordinary course of business, the Company has entered into commitments under commercial lines of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

EARNINGS PER SHARE - Basic earnings per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.

RECLASSIFICATION - Certain amounts appearing in the prior year's financial statements have been reclassified to conform to the current year's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS - in July 2006, the Financial Accounting Standards Board ("FASB") Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The interpretation is effective for fiscal years beginning after

December 15, 2006. The Company is not aware of any tax position recognized in the financial statements that is subject to tax law under varied interpretation and which might not be upheld if examined and ruled upon by a taxing authority.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and required additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect of adopting FASB 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, :The Fair Value Option for Financial Assets and Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is continuing to evaluate the impact of this statement.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payments," ("FASB 123R") which was a revision to Statement No. 123, "Accounting for Stock Based Compensation." This standard required the Company to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards.

During the year ended December 31, 2007, the Company issued 277,993 warrants to shareholders to purchase the Company's common stock at an exercise price of $12.50 per share, based upon one warrant for each five shares of stock purchased, for a duration of three years. The Company recognized stock based compensation using the Black-Scholes option-pricing model of $133,715 for the year ended December 31,2007. During the year ended December 31, 2007, the Company also issued 142,500 warrants to purchase the Company's common stock to organizers at an exercise price of $10.00 with a duration of 10 years. The Company recognized stock based compensation expense using the Black-Scholes option-pricing model of $552,449 for the year ended December 31, 2007.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. The assumptions listed below were used in 2007:

                                       Shareholder   Organizer
                                         Warrants     Warrants
                                       -----------   ---------
Dividend yield or expected dividends       0.00%        0.00%
Risk free interest rate                    4.50%        4.65%
Expected life                             3 yrs.       10 yrs.
Expected volatility                       12.00%       12.00%

NOTE 2 - LOANS

A summary of the balances of loans as of December 31, 2007 is as follows. The Company had no loans on its books as of December 31, 2006:

                                            2007
                                         ----------
Mortgage loans on real estate:
Residential 1 to 4 family                $1,097,735
Commercial                                3,238,981
Second mortgage                             147,000
Equity lines of credit                      363,462
                                         ----------
   Total mortgage loans on real estate    4,847,178
Commercial loans                          3,441,966
Consumer installment loans                  802,756
                                         ----------
   Total loans                            9,091,900
                                         ----------
Less:
Allowance for loan losses                    88,000
Net deferred loan fees                      (17,252)
                                         ----------
   Net loans                             $9,021,152
                                         ==========

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of December 31, 2007:

                                         Maturing or repricing in
                                   ------------------------------------
                                    less than     1 to 5        after
                                     1 year        years       5 years       Total
                                   ----------   ----------   ----------   ----------
Commercial and financial           $2,566,940   $2,110,443   $2,020,816   $6,698,199
Real estate - mortgage                363,462      827,735      417,000    1,608,197
Installment loans to individuals      380,695      421,407          654      802,756
                                   ----------   ----------   ----------   ----------
Total loans                        $3,311,097   $3,359,585   $2,438,470   $9,109,152
                                   ==========   ==========   ==========   ==========

At December 31, 2007 loans maturing in greater than 1 year are comprised of the following:

Fixed rate      $4,695,259
Variable rate   $2,493,477

The Corporation has no loan concentrations greater than 10% of total loans.

An analysis of the allowance for loan losses follows:

                                               2007
                                             -------
Balance at beginning of year                 $     0
Provision for loan losses                     88,000
Loans charged off                                  0
Recoveries on loans previously charged off         0
                                             -------
Balance at end of year                       $88,000
                                             =======

At December 31, 2007, there were no loans considered to be impaired or over 90 days delinquent and still accruing.

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $ 1,855,911at December 31, 2007 and zero at December 31, 2006. During the year ended December 31, 2007, total principal additions were $ 1,902,141and total principal payments were $ 46,130.

NOTE 3 - DEPOSITS

The following is a summary of the distribution of deposits as of December 31, 2007:

                                                   2007
                                                ----------
Noninterest bearing deposits                    $1,401,162
NOW Accounts                                       293,119
Savings and money market accounts                4,396,649
Certificates of deposit less than $100,000         504,079
Certificates of deposit greater than $100,000      788,114
                                                ----------
   Total                                        $7,383,123
                                                ==========

At December 31, 2007, the scheduled maturities of time deposits are as follows:

           Less than   Greater than
            $100,000     $100,000        Total
           ---------   ------------   ----------
2008        $504,079     $688,114     $1,192,193
2009              --      100,000        100,000
            --------     --------     ----------
   Total    $504,079     $788,114     $1,292,193
            ========     ========     ==========

NOTE 4 - OFF BALANCE SHEET ARRANGEMENTS

CREDIT RELATED FINANCIAL INSTRUMENTS - The subsidiary bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and undisbursed lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of December 31, 2007 and December 31, 2006 are shown below:

                               December 31, 2007
                               -----------------
Commitments to extend credit       $2,373,000
Standby letters of credit             212,214
Undisbursed lines of credit         2,608,965
                                   ----------
Total                              $5,194,179
                                   ----------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require repayment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Undisbursed lines of credit under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit can be collateralized and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are used primarily to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved is extending loan facilities to those customers. The Company generally holds collateral supporting those commitments if deemed necessary.

COLLATERAL REQUIREMENTS - To reduce credit risk related to the use of credit-related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained are based on the Company's evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

If the counterparty does not have the right and the ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral on its balance sheet at fair value with a corresponding obligation to return it.

LEGAL CONTINGENCIES - various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             December 31, 2007   December 31, 2006
                                             -----------------   -----------------
Construction in Progress                         $1,276,741          $   81,258
Land                                                854,233             854,233
Office Equipment                                    479,092             149,460
                                                 ----------          ----------
                                                  2,610,066           1,084,951
Less: Accumulated depreciation                      102,514               6,625
                                                 ----------          ----------
Property and equipment net of depreciation       $2,507,552          $1,078,326
                                                 ----------          ----------

NOTE 6 - NOTE PAYABLE

On February 1, 2006, the Company signed a $1,000,000 line of credit agreement with the Bankers Bank of Atlanta, Georgia. The Line was increased to $2,100,000 on August 16, 2006. The line of credit was payable on demand with interest at the prime rate (8.25% as of December 31, 2006) minus one percent, and was secured by the personal guarantees of the Company's Organizers. The guarantee of each organizer was limited to $121,053. The line of credit expired February 28, 2007, and was retired with the proceeds from the Company's initial public offering.

NOTE 7 - ADVANCES FROM ORGANIZERS

Advances from Organizers in the amount of $189,990 were used for certain operating and pre-opening expenses. Of the advances, $80,000 were refunded to certain of the Company's organizers, and the balance of $109,990 in advances was retired by issuing common stock to the remaining organizers having an aggregate subscription price equal to the amount advanced by those organizers.

NOTE 8 - OTHER LIABILITIES

In 2006, the Company entered into consulting agreements with five individuals, all of whom became employees of the Bank upon opening. These agreements call for additional payments to be paid to certain of the parties in the amount of $57,500 which was paid to those individuals on February 28, 2007 in satisfaction of the provision contained in the consulting agreements, and was expensed in the Company's financial statements.

NOTE 9 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $2,105,000 generated from inception through December 31, 2007 that are available to reduce future taxable income through the year ending December 31, 2027. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's provision for income taxes for the years ended December 31, 2007 and 2006 are as follows:

                                                   December 31
                                              ---------------------
                                                 2007        2006
                                              ---------   ---------
Income tax benefit at statutory rate of 34%   $ 482,873   $ 184,211
Change in valuation allowance                  (483,000)   (176,000)
Other - net                                         127        (511)
                                              ---------   ---------
Net income tax expense                        $      --   $   7,700
                                              ---------   ---------

Components of the Company's deferred tax assets at December 31 are summarized as follows:

                                        2007        2006
                                     ---------   ---------
Deferred tax asset:
   Net operating loss carryforward   $ 685,970   $ 233,017
   Allowance for loan losses            29,920          --
   Valuation allowance                (708,658)   (225,317)
                                     ---------   ---------
Net deferred tax asset               $   7,232   $   7,700
                                     ---------   ---------

NOTE 10 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which calls for lease payments of $3,753 per month through September 2, 2007, and $4,314 per month, on a month to month basis thereafter. Rent expense for the years ended December 31, 2007 and December 31, 2006 totaled $49,638 and $11,256, respectively. The following is a schedule of future minimum rental payments under the operating leases on a calendar basis:

Year Ending December 31    Amount
-----------------------   -------
2008                      $17,256
                          -------
Total                     $17,256
                          =======

On August 19, 2007, the Company broke ground and commenced construction on its headquarters building located at the intersection of 12Mile and Dixon Roads in Novi. The approximately 5,200 square foot building will feature full-service banking accommodations and will also house the Company's executive management. As of December 31, 2007, the Company has outstanding commitments under construction agreements totaling $2,046,083 for the construction of its headquarters, and has been billed for $1,276,741.

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 55,000 stock options to the future executive officers of the Bank upon approval from the Board of Directors. These proposed options and warrants would be issued with a strike price of $10. In conjunction with its completed stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants would have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company's common stock are outstanding. At of December 31, 2006, no warrants were outstanding.

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

NOTE 12 - INITIAL PUBLIC OFFERING

As described in Note 1 (Organization), the Company conducted an initial public offering through June 30, 2007, in which it raised $13,899,650 in capital. These proceeds were netted against related offering costs of approximately $489,000 and organizational expenses of approximately $790,000. These costs have been recognized on the books of the Company.

NOTE 13 - SUBSEQUENT EVENTS

None.

NOTE 14 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking authorities. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration is required. The Bank and the Company were well capitalized as of December 31, 2007.

The Bank's and Company's actual capital amounts and ratios as of December 31, 2007 are represented in the following table (dollars in thousands):

                                                         For Capital       To Be Well
                                        Actual       Adequacy Purposes     Capitalized
                                   ---------------   -----------------   --------------
                                    Amount   Ratio     Amount   Ratio    Amount   Ratio
                                   -------   -----     ------   -----    ------   -----
As of December 31, 2007:
Total Risk Based Capital
   To Risk Based Assets
      Lotus Bank                   $ 9,776   63.42%    $1,233   8.00%    $1,541   10.00%
      Lotus Bancorp, Inc.           11,947   77.45%     1,234   8.00%     1,542   10.00%

Tier One Capital to Risk
   Weighted Assets
      Lotus Bank                   $ 9,688   62.85%       617   4.00%       925    6.00%
      Lotus Bancorp, Inc.           11,859   76.88%       617   4.00%       925    6.00%

Tier One Capital to Total Assets
      Lotus Bank                   $ 9,688   50.27%       771   4.00%       964    5.00%
      Lotus Bancorp, Inc.           11,859   61.50%       771   4.00%       964    5.00%

NOTE 15 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.

Prior approval of the Bank's federal regulator is required if the total dividends declared by the Bank in a calendar year exceed the sum of the net profits of the Bank for the preceding three years, less any required transfers to surplus. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum standards. Because of the Bank's denovo status and its startup losses, at December 31, 2007, the Bank's retained earnings available for the payment of dividends, without approval from regulators, was $0. Accordingly, all of the Company's investment in the Bank was restricted at December 31, 2007.

Loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank's capital and surplus. Accordingly, at December 31, 2007, Bank funds available for loans or advances to the Company amounted to $1.05 million.

The Federal Reserve Bank of Chicago, which is the Company's regulator, however, has restricted borrowings by the Company during its first three years of operation without its prior approval.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - the carrying amounts of cash and cash equivalents approximate fair value.

LOANS RECEIVABLE - for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

DEPOSIT LIABILITIES - the fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts also approximate the fair value for money market deposit, other savings, and variable rate certificate of deposit accounts. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

ACCRUED INTEREST - the carrying amounts of accrued interest approximate fair value.

OTHER FINANCIAL INSTRUMENTS - the fair value of other financial instruments, including loan commitments, unfunded lines of credit and unfunded standby letter of credit, based on discounted cash flow analyses, is not material.

The carrying and fair values of the Company's assets and liabilities are as follows:

                                         Carrying        Fair
                                          Value         Value
                                       -----------   -----------
Cash and due from banks                $   356,783   $   356,783
Interest bearing deposits with banks     3,000,000     3,000,000
Federal funds sold                       4,209,078     4,209,078
Loans - net                              9,021,152     9,176,391
Accrued interest receivable                 41,709        41,709
Noninterest bearing deposits             1,401,162     1,401,162
Interest bearing deposits                4,689,768     4,689,768
Time deposits                            1,292,193     1,296,450
Accrued interest payable                    16,879        16,879
Shareholders' equity                    11,859,126    11,859,126

NOTE 17 - PARENT ONLY FINANCIAL STATEMENTS

The condensed financial information that follows presents the financial condition of Lotus Bancorp, Inc. (the "Parent") along with results of operations and its cash flows. The Parent has recorded its investments in its subsidiary at cost plus its share of the undistributed earnings of its subsidiary since inception. The Parent recognizes dividends from its subsidiary as revenue and undistributed earnings of its subsidiary as other income. The Parent financial information should be read in conjunction with the Company's consolidated financial statements.

The condensed balance sheet as of December 31, 2007 and December 31, 2006 is as follows:

                                     ASSETS

                                                                   December 31
                                                             ------------------------
                                                                 2007         2006
                                                             -----------   ----------
Cash and Cash Equivalents
   Cash                                                      $ 2,160,222   $    6,422
                                                             -----------   ----------
      Total cash and cash equivalents                          2,160,222        6,422
Investment in subsidiary                                       9,688,172           --
Property and equipment, net of depreciation                           --    1,078,326
Other assets                                                      10,732      314,722
                                                             -----------   ----------
      Total assets                                           $11,859,126   $1,399,470
                                                             ===========   ==========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

                                                                    December 31
                                                             ------------------------
                                                                 2007         2006
                                                             -----------   ----------
Bank note payable                                                     --    1,856,775
Advances from organizers                                              --      189,990
Other liabilities                                                     --       38,039
                                                             -----------   ----------
      Total liabilities                                               --    2,084,804
                                                             -----------   ----------
Shareholder's equity (Deficit)
   Common stock,                                                  13,899           --
Additional paid in capital                                    13,950,787           10
Retained earnings (deficit)                                   (2,105,560)    (685,344)
                                                             -----------   ----------
      Total shareholder's equity (deficit)                    11,859,126     (685,334)
                                                             -----------   ----------
      Total liabilities and shareholder's equity (deficit)   $11,859,126   $1,399,470
                                                             ===========   ==========

The condensed statement of income for the years ended December 31, 2007 and 2006 is as follows:

                                                                            Year Ended
                                                                            December 31
                                                                      -----------------------
                                                                          2007         2006
                                                                      -----------   ---------
Interest income                                                       $   168,417   $  89,536
Interest expense                                                           21,675      38,169
                                                                      -----------   ---------
   Net interest income                                                    146,742      51,367
Non-interest expense
      Occupancy                                                            11,694      63,201
      Stock based compensation                                            552,449          --
      Professional fees                                                   152,828     415,300
      Other expense                                                        38,159     114,662
                                                                      -----------   ---------
         Total non-interest expense                                       755,130     593,163
Income taxes                                                                   --          --
                                                                      -----------   ---------
Net income (loss) before equity in undistributed loss of subsidiary      (608,388)   (541,796)
Equity in undistributed loss of subsidiary                               (811,828)         --
                                                                      -----------   ---------
Net loss                                                               (1,420,216)   (541,796)
                                                                      ===========   =========

The condensed statement of cash flows for the year ended December 31, 2007 and 2006 is as follows:

                                                                                  For the Year Ended
                                                                                      December 31
                                                                              --------------------------
                                                                                  2007           2006
                                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss to net cash to operating activities
      Net loss                                                                $ (1,420,216)  $  (541,796)
      Warrant expense                                                              552,449            --
      Depreciation                                                                      --         6,625
      Equity in undistributed loss of subsidiary                                   811,828            --
      (Increase) decrease in other assets                                           95,487       (81,219)
      Increase (decrease) in other liabilities                                     (30,339)      (17,076)
                                                                              ------------   -----------
         Net cash provided by (used in) operating activities                         9,209      (633,466)

CASH FLOWS FROM INVESTING ACTIVITIES
      (Purchase) transfer of equipment                                           1,078,326    (1,084,951)
      Investment in subsidiary                                                 (10,500,000)           --
                                                                              ------------   -----------
         Net cash used in investing activities                                  (9,421,674)   (1,084,951)
CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in deferred offering costs                                         (286,610)     (200,803)
      Advances (payments) on line of credit                                     (1,856,775)    1,856,775
      Issuance of common stock and warrants                                     13,789,650            --
      Decrease in advances from organizers                                         (80,000)           --
                                                                              ------------   -----------
         Net cash provided by financing activities                              11,566,265     1,655,972
                                                                              ------------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,153,800       (62,445)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     6,422        68,867
                                                                              ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,160,222   $     6,422
                                                                              ============   ===========
Supplemental Disclosure of Non-cash Financing Activity:
   Conversion of advances from organizers into shares of common stock         $    109,990   $        --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

The management of Lotus Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The company's internal control over financial reporting is a process designed under the supervision of the company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Lotus Bancorp, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment, management determined that, as of December 31, 2007, the company's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2007 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 24.

There was no change in the company's internal control over financial reporting that occurred during the company's fiscal quarter ended December 31, 2007, that materially affected, or is reasonably likely to affect, the company's internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ROLE AND COMPOSITION OF THE BOARD OF DIRECTORS

     The Company's Board of Directors is the ultimate decision making body of the Company, except for matters which law or our Articles of Incorporation requires the vote of shareholders. The Board of Directors selects the management of the Company which is responsible for the Company's day to day operations. The Board acts as an advisor to management and also monitors its performance. Certain members of the Company's Board of Directors also serve as Directors of Lotus Bank (the "Bank"), as listed in the chart below. The Bank is the Company's wholly owned subsidiary.

     During 2007, the Company's Board of Directors had five meetings. In addition, the Company's Board of Directors has authorized four Committees to manage distinct matters of the Company and/or the Bank. These Committees are the Audit Committee, the Loan Committee, the Asset/Liability Management Committee and the Human Resources Committee. Membership on each of the Committees is set forth in the table below. All of the Company's Directors attended 75 percent or more of the meetings of the Board and the Board Committees on which they served in 2007, except for Amarnath Gowda, Murali Guthikonda, Lynn Jerath, Haranath Policherla, Jay Shah and Venkat Talasila.

                            DIRECTOR   DIRECTOR                    ASSET/
                             OF THE     OF THE                    LIABILITY     HUMAN
          NAME               COMPANY     BANK     AUDIT   LOAN   MANAGEMENT   RESOURCES
          ----              --------   --------   -----   ----   ----------   ---------
Sreenivas Cherukuri             X          X       X        X                     X
Vasudev Garlapaty               X
Vinaya Gavini                   X          X       X        X
Amarnath Gowda                  X
Ravindranath Gullapalli         X          X       X(1)     X                     X
Sarada Gullapalli               X
Murali Guthikonda               X
Satish B. Jasti                 X          X                X        X            X
Sree Jasti                      X
Lynn Jerath                     X
Mayur Joshi                     X          X                X        X
Shubha Kolachalam               X
V.S. Lingham                    X
Krishna M. Malempati            X
Natvarlal Patel                 X          X                         X            X
Jitendra Patel                  X          X       X        X                     X
Haranath Policherla             X
Bala Setty                      X          X       X                 X
Jay Shah                        X          X       X                 X
Curt Shaneour                   X          X                         X            X
Venkat Talasila                 X
   Total Meetings in 2007       5         12       1        6        3            4

----------
(1)  Advisory member

     Currently, the Board of Directors has 21 members divided into three classes of seven directors per class. Each of the three classes of directors is appointed to serve a different three-year term. One class of directors will be up for election each year. This results in a staggered Board which ensures continuity from year to year.

                  CLASS I - DIRECTORS WHOS TERMS EXPIRE IN 2008

                                       POSITION, PRINCIPAL OCCUPATION,
       NAME AND AGE                 BUSINESS EXPERIENCE AND DIRECTORSHIP
       ------------         ----------------------------------------------------
Sreenivas Cherukuri (38)    Director since 2006; management consultant, RRA Inc.

V.S. Lingham (53)           Director since 2006; Chief of Clinical Affairs,
                            Reuther Psychiatric Hospital

Satish B. Jasti (48)        Director since 2006, President & CEO of the Company
                            and the Bank, formerly a Senior commercial lending
                            officer with Key Bank N.A., LaSalle Bank Midwest
                            N.A., and Bank One N.A.

Jitendra Patel (63)         Director since 2006; President, Michigan Inns, Inc.,
                            real estate investor; retired director, State Bank
                            of Texas

Natvarlal Patel (49)        Director since 2006; President ECOM Consultants,
                            Inc., technology consultant

Jay Shah (61)               Director since 2006; CEO, Spalding DeDecker
                            Associates, engineering consulting

Curt Shaneour (75)          Director since 2006; President, Shane Group Inc.;
                            retired director, Hillsdale County National Bank

              CLASS II -- DIRECTORS WHOSE TERMS WILL EXPIRE IN 2009

                                       POSITION, PRINCIPAL OCCUPATION,
       NAME AND AGE                 BUSINESS EXPERIENCE AND DIRECTORSHIP
       ------------         ----------------------------------------------------
Vinaya Gavini (61)          Director since 2006; physician; owner Laser Printing
                            Services

Amarnath Gowda (54)         Director since 2006; attorney

Sarada Gullapalli (59)      Director since 2006; technical advisor, management
                            consultant, Gullapalli Consulting Services LLC

Murali Guthikonda (57)      Director since 2006; physician

Krishna M. Malempati (65)   Director since 2007; Vice President, Om Ventures,
                            Inc.

Haranath Policherla (50)    Director since 2006; physician

             CLASS III -- DIRECTORS WHOSE TERMS WILL EXPIRE IN 2010

                                       POSITION, PRINCIPAL OCCUPATION,
       NAME AND AGE                 BUSINESS EXPERIENCE AND DIRECTORSHIP
       ------------         ----------------------------------------------------
Vasudev Garlapaty (63)      Director since 2006; physician

Sree Jasti (45)             Director since 2006; currently, homemaker; former
                            research scientist with BASF Corp.

Lynn Jerath (34)            Director since 2006; President, Bedrock Investments
                            LLC

Mayur Joshi (54)            Director since 2006; Realtor, Max Broock Realtors;
                            real estate investor

Shubha Kolachalam (46)      Director since 2006; Chief Administrative Officer,
                            Kolachalam MDPC

Bala Setty (59)             Director since 2006; physician

Venkat Talasila (56)        Director since 2006; physician; CEO, Sree Talasila
                            Properties LLC

FAMILY RELATIONSHIPS

     Director Sarada Gullapalli is the wife of Director Ravindranath Gullapalli. Director Sree Jasti is the wife of Director, President and Chief Executive Officer Satish B. Jasti. Director Jitendra Patel is the father of Director Lynn Jerath.

BACKGROUNDS OF OUR OTHER EXECUTIVE OFFICERS

     In addition to the information about our Chief Executive Officer, Satish B. Jasti, which is set forth above, the following is information about the Company's other executive officers:

     Richard E. Bauer, Age 48, Executive Vice President, Chief Financial Officer and Chief Operations Officer of Lotus Bancorp and Lotus Bank. Mr. Bauer has over two decades of experience in the financial services industry. For the twenty-two years prior to joining the Company, he had been with Fidelity Bank, a full service community bank based in Birmingham, Michigan, where he most recently served as Senior Vice President of Operations. He began his banking career with the Detroit Branch of the Federal Reserve Bank of Chicago.

     Christer D. Lucander, Age 50, Executive Vice President of Lotus Bancorp and Executive Vice President and Chief Lending Officer of Lotus Bank. The Bank hired Mr. Lucander on February 11, 2008. Mr. Lucander has over two decades of experience in the financial services industry. Prior to joining the Company, he had been self-employed as a consultant with a proposed denovo institution by assisting it in obtaining its required regulatory approvals, formulating its business plan, and raising its equity capital. For the twenty-two years prior to that, Mr. Lucander had been with J.P. Morgan Chase Bank, NA and its various predecessor institutions in Detroit, Michigan where he held senior positions in commercial lending, credit administration, loan review and loan operations.

AUDIT COMMITTEE

     The Audit Committee is responsible for the annual appointment of the public accounting firm to be our outside auditors. The Committee is also responsible for the following tasks:

          -    maintaining a liaison with the outside auditors;

          -    reviewing the adequacy of internal controls;

          - reviewing with management and outside auditors financial disclosures of the Company; and

          - reviewing any material changes in accounting principles or practices used in preparing statements.

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

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote:

     - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     - Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commissions and in other public communications we make;

     -    Compliance with applicable governmental laws, rules and regulations;

     - The prompt internal reporting of violations of the code to an appropriate person or persons named in the code; and

     -    Accountability for adherence to the code.

     This Code of Ethics is included as Exhibit 14 to our Annual Report on Form 10-KSB. We will provide to any person without charge, upon request, a copy of our Code of Ethics. Requests for a copy of our Code of Ethics should be made to our Secretary at 45650 Grand River Avenue, Novi, Michigan 48374.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, officers, and 10% or more shareholders of the Company are not presently subject to Section 16(a) of the Exchange Act because the company does not have a class of securities registered under Section 12 of that Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the year ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer, Chief Financial Officer and other executive officers ("Named Executive Officers") who accrued compensation in excess of $100,000 in fiscal year 2007.

                         SUMMARY COMPENSATION TABLE ($)

                                                                          NONQUALIFIED
                                                                            DEFERRED
                                                         STOCK   OPTION   COMPENSATION     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY    BONUS   AWARDS   AWARDS     EARNINGS     COMPENSATION     TOTAL
---------------------------   ----   --------   -----   ------   ------   ------------   ------------   --------
Satish B. Jasti
President and CEO             2007   $140,000     --      --       --          --         $22,206(1)    $162,206

Richard E. Bauer
EVP and CFO                   2007   $110,000     --      --       --          --         $   180(2)    $110,180

Richard S. Gurne (3)
EVP and Chief Lending
Officer                       2007   $105,000     --      --       --          --         $   276(4)    $105,276

----------
(1) Includes $14,526 for country club dues, $7,500 for an automobile allowance and $180 for life insurance premium.

(2)  Represents life insurance premium paid by the Company.

(3)  Mr. Gurne's employment with the Company terminated on February 7, 2008.

(4)  Represents life insurance premium paid by the Company.

EMPLOYMENT AGREEMENTS

     Satish B. Jasti. We have entered into an employment agreement with Satish
B. Jasti regarding his employment as President and Chief Executive Officer of Lotus Bancorp, Inc. and Lotus Bank. The agreement commenced when the Bank opened for business on February 28, 2007 and continues in effect for three years (with certain exceptions). Thereafter, the agreement will renew automatically unless either party elects to terminate the agreement by sending prior notice to the other party.

     Under the terms of the agreement, Mr. Jasti receives a base salary of $140,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank's board of directors and may be increased as a result of that review. Mr. Jasti is eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Jasti also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and a monthly automobile allowance of not less than $750. In addition, the Bank provides Mr. Jasti with term life insurance coverage for a term of not less than 10 years, as well as country club and business club membership fees up to $600 per month.

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

     Richard E. Bauer. We have entered into an employment agreement with Richard
E. Bauer regarding his employment as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Lotus Bancorp, Inc. and Lotus Bank. The agreement commenced when the Bank opened for business on February 28, 2007 and continues in effect for three years (with certain exceptions). Thereafter, the agreement will renew automatically unless either party elects to terminate the agreement by sending prior notice to the other party.

     Under the terms of the agreement, Mr. Bauer receives a base salary of $110,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank's board of directors and may be increased as a result of that review. Mr. Bauer is eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Bauer also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations.

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

     Christer D. Lucander. We have entered into an employment agreement with Christer D. Lucander regarding his employment as Executive Vice President and Chief Lending Officer of Lotus Bancorp, Inc. and Lotus Bank. The agreement commenced on February 11, 2008 and continues in effect until February 28, 2010 (with certain exceptions). Thereafter, the agreement will renew automatically unless either party elects to terminate the agreement by sending prior notice to the other party.

     Under the terms of the agreement, Mr. Lucander receives a base salary of $115,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank's board of directors and may be increased as a result of that review. Mr. Lucander is eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Lucander also receives other customary benefits such as health, dental and life insurance.

     Mr. Lucander's employment agreement also provides that we will grant him options to acquire the one-quarter of 1% of the number of shares sold in the initial public offering at an exercise price of $10.00 per share, exercisable within ten years from the date of grant of the options.

     In the event that Mr. Lucander is terminated, or elects to terminate his employment, in connection with a "change of control," Mr. Lucander would be entitled to receive a cash lump-sum payment equal to 125% of his then current salary or $143,750, whichever is greater. If Mr. Lucander's employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to half of one year's then current salary or $57,500, whichever is greater.

     The agreement also provides non-competition and non-solicitation provisions that would apply for a period of six months following the termination of Mr. Lucander's employment. If the Company chooses to enforce the noncompetition provisions, Mr. Lucander will be entitled to a payment equal to half of one year's then current salary or $57,500, whichever is greater.

OPTION GRANTS IN 2007

     The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named above in the summary compensation table:

                     2007 GRANTS OF PLAN-BASED AWARDS TABLE

                             ALL OTHER        ALL OTHER
                           STOCK AWARDS:   OPTION AWARDS:
                             NUMBER OF        NUMBER OF     EXERCISE OR   GRANT DATE
                             SHARES OF       SECURITIES      BASE PRICE   FAIR VALUE
                             STOCK OR        UNDERLYING      OF OPTION     OF OPTION
                   GRANT       UNITS           OPTIONS         AWARDS       AWARDS
      NAME          DATE        (#)              (#)           ($/SH)         ($)
      ----         -----   -------------   --------------   -----------   ----------
Satish B. Jasti     N.A.        N.A.             N.A.           N.A.         N.A.
Richard E. Bauer    N.A.        N.A.             N.A.           N.A.         N.A.
Richard S. Gurne    N.A.        N.A.             N.A.           N.A.         N.A.

----------
(1) The Company intends to issue 41,699 and 13,900 options to Messrs. Jasti and Bauer, respectively, at an exercise price of $10.00 per share, subject to the approval by the Company's shareholders of the Company's Stock Incentive Plan at the Company's 2008 Annual Meeting of Shareholders. The options are anticipated to vest ratably (1/3rd per year) over a three-year period beginning 2/28/2008 (the one-year anniversary of the Bank's opening). If the Stock Incentive Plan is approved as proposed, the options will expire on 2/28/2017.

             2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                             OPTION AWARDS
----------------------------------------------------------------------

                    NUMBER OF      NUMBER OF
                    SECURITIES     SECURITIES
                    UNDERLYING     UNDERLYING
                   UNEXERCISED    UNEXERCISED     OPTION
                     OPTIONS        OPTIONS      EXERCISE     OPTION
                       (#)            (#)          PRICE    EXPIRATION
      NAME         EXERCISABLE   UNEXERCISABLE      ($)        DATE
      ----         -----------   -------------   --------   ----------
Satish B. Jasti        N.A.           N.A.         N.A.          N.A.
Richard E. Bauer       N.A.           N.A.         N.A.          N.A.
Richard S. Gurne       N.A.           N.A.         N.A.          N.A.

----------
(1) The Company intends to issue 41,699 and 13,900 options to Messrs. Jasti and Bauer, respectively, at an exercise price of $10.00 per share, subject to the approval by the Company's shareholders of the Company's Stock Incentive Plan at the Company's 2008 Annual Meeting of Shareholders. The options are anticipated to vest ratably (1/3rd per year) over a three-year period beginning 2/28/2008 (the one-year anniversary of the Bank's opening). If the Stock Incentive Plan is approved as proposed, the options will expire on 2/28/2017.

                        2007 DIRECTOR COMPENSATION TABLE

                                                             NONQUALIFIED
                                                                DEFERRED
                          FEES EARNED OR    STOCK   OPTION   COMPENSATION     ALL OTHER
                           PAID IN CASH    AWARDS   AWARDS     EARNINGS     COMPENSATION   TOTAL
          NAME                  ($)          ($)      ($)         ($)            ($)        ($)
          ----            --------------   ------   ------   ------------   ------------   -----
Sreenivas Cherukuri             $0           $0       $0          $0             $0          $0
Vasudev Garlapaty               $0           $0       $0          $0             $0          $0
Vinaya Gavini                   $0           $0       $0          $0             $0          $0
Amarnath Gowda                  $0           $0       $0          $0             $0          $0
Ravindranath Gullapalli         $0           $0       $0          $0             $0          $0
Sarada Gullapalli               $0           $0       $0          $0             $0          $0
Murali Guthikonda               $0           $0       $0          $0             $0          $0
Satish B. Jasti                 $0           $0       $0          $0             $0          $0
Sree Jasti                      $0           $0       $0          $0             $0          $0
Lynn Jerath                     $0           $0       $0          $0             $0          $0
Mayur Joshi                     $0           $0       $0          $0             $0          $0
Shubha Kolachalam               $0           $0       $0          $0             $0          $0
V.S. Lingham                    $0           $0       $0          $0             $0          $0
Krishna M. Malempati            $0           $0       $0          $0             $0          $0
Natvarlal Patel                 $0           $0       $0          $0             $0          $0
Jitendra Patel                  $0           $0       $0          $0             $0          $0
Haranath Policherla             $0           $0       $0          $0             $0          $0
Bala Setty                      $0           $0       $0          $0             $0          $0
Jay Shah                        $0           $0       $0          $0             $0          $0
Curt Shaneour                   $0           $0       $0          $0             $0          $0
Venkat Talasila                 $0           $0       $0          $0             $0          $0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,
  ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP AND FIVE PERCENT SHAREHOLDERS

     Pursuant to rules promulgated by the Securities and Exchange Commission ("SEC") under the Exchange Act, a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person has sole voting power and sole investment power with respect to the indicated shares.

                                            AMOUNT AND
               NAME OF                 NATURE OF BENEFICIAL      OWNERSHIP AS A
    DIRECTOR OR EXECUTIVE OFFICER            OWNERSHIP        PERCENT OF CLASS(1)
    -----------------------------      --------------------   -------------------
Richard E. Bauer                             15,000(2)                1.08%
Sreenivas Cherukuri                          22,500(3)                1.61%
Vasudev Garlapaty                            23,100(4)                1.65%
Vinaya Gavini                                97,500(5)                6.95%
Amarnath Gowda                               19,500(6)                1.40%
Ravindranath Gullapalli                      11,200(7)                0.81%
Sarada Gullapalli                            20,280(8)                1.46%
Richard S. Gurne                              8,160(9)                0.59%
Murali Guthikonda                            12,500(10)               0.89%
Satish B. Jasti                              37,500(11)               2.67%
Sree Jasti                                    9,000(12)               0.65%
Lynn Jerath                                  19,500(13)               1.39%
Mayur Joshi                                  40,740(14)               2.90%
Shubha Kolachalam                            25,500(15)               1.82%
V.S. Lingham                                 31,500(16)               2.25%
Krishna M. Malempati                          9,600(17)               0.69%
Natvarlal Patel                              37,500(18)               2.67%
Jitendra Patel                              140,700(19)               9.91%
Haranath Policherla                          25,500(20)               1.82%
Bala Setty                                   19,500(21)               1.39%
Jay Shah                                     23,100(22)               1.65%
Curt Shaneour                                19,500(23)               1.39%
Venkat Talasila                              26,820(24)               1.91%
All directors and executive officers
   as a group (23 persons)                  695,700                  38.43%
Shareholders Beneficially Holding
   Five Percent (5%) or More (other
   than the directors and executive
   officers)                                   NONE

----------
(1) Based on 1,389,965 shares of common stock issued and outstanding as of March 24, 2008.

(2) Includes 12,500 shares of common stock and warrants to purchase up to 2,500 shares of common stock, all held by the Richard E. Bauer IRA.

(3) Includes 12,500 shares of common stock and warrants to purchase up to 10,000 shares of common stock, all held The Cherukuri Family LLC.

(4)  Includes warrants to purchase up to 10,100 shares of common stock.

(5) Includes warrants to purchase up to 20,000 shares of common stock held by Mr. Gavini, individually, and includes 12,500 shares of common stock and warrants to purchase up to 2,500 shares of common stock, all held by Mr. Gavini's wife.

(6)  Includes warrants to purchase up to 9,500 shares of common stock.

(7) Includes 3,100 shares of common stock and warrants to purchase up to 620 shares of common stock, all held by the Ravindranath Gullapalli IRA, and includes warrants to purchase up to 7,500 shares of common stock held jointly with Mr. Gullapalli's wife, Sarada Gullapalli.

(8) Includes 16,900 shares of common stock and warrants to purchase up to 3,380 shares of common stock, all held by the Sarada Gullapalli IRA. Ravindranath Gullapalli is Ms. Gullapalli's husband.

(9) Includes 6,800 shares of common stock and warrants to purchase up to 1,360 shares of common stock, all held by the Richard S. Gurne IRA.

(10) Includes 10,000 shares of common stock and warrants to purchase up to 9,500 shares of common stock, all held by the Murali Guthikonda IRA, and includes 2,500 shares of commons tock and warrants to purchase up to 500 shares of common stock, all held by Mr. Guthikonda's wife.

(11) Includes 25,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock, all held by the Satish B. Jasti IRA, and includes warrants to purchase up to 7,500 shares of common stock held jointly with Mr. Jasti's wife, Sree Jasti.

(12) Includes 7,500 shares of common stock and warrants to purchase up to 1,500 shares of common stock, all held by the Sree Jasti IRA. Satish Jasti is Ms. Jasti's husband.

(13) Includes warrants to purchase up to 9,500 shares of common stock.

(14) Includes 22,000 shares of common stock and warrants to purchase up to 11,900 shares of common stock, all held jointly with Mr. Joshi's wife, and includes 5,700 shares of common stock and warrants to purchase up to 1,140 shares of common stock, all held by the Chandrika Joshi IRA

(15) Includes warrants to purchase up to 10,500 shares of common stock.

(16) Includes warrants to purchase up to 11,500 shares of common stock.

(17) Includes warrants to purchase up to 400 shares of common stock held by Mr. Malempati, individually, and includes 6,000 shares of common stock and warrants to purchase up to 1,200 shares of common stock, all held by Mr. Malempati's wife.

(18) Includes 25,000 shares of common stock and warrants to purchase up to 12,500 shares of common stock, all held by the Natvarlal Patel IRA.

(19) Includes 101,000 shares of common stock and warrants to purchase up to 27,700 shares of common stock, all held by the Jitendra Patel Revocable Living Trust, and includes 10,000 shares of common stock and warrants to purchase up to 2,000 shares of common stock, all held by the Anita Patel Revocable Living Trust. Anita Patel is Mr. Patel's wife.

(20) Includes 15,000 shares of common stock and warrants to purchase up to 10,500 shares of common stock, all held by Neuro Rehab Services PC Profit Sharing Plan.

(21) Includes warrants to purchase up to 9,500 shares of common stock.

(22) Includes 13,000 shares of common stock and warrants to purchase up to 10,100 shares of common stock, all held by the Jayprakash B. Shah IRA.

(23) Includes 10,000 shares of common stock and warrants to purchase up to 9,500 shares of common stock, all held by The Shane Group, Inc.

(24) Includes warrants to purchase up to 10,500 shares of common stock held by Mr. Talasila, individually, and includes 1,100 shares of common stock and warrants to purchase up to 220 shares of common stock, all held by Mr. Talasila's wife.

EQUITY COMPENSATION PLANS

     The Company has not adopted any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

     The Bank makes loans to directors and executive officers from time-to-time in the ordinary course of business. The Bank's current policy provides that:

     - In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

     - In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

     - In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

     In 2007, the Company did not engage or enter into any business transactions with persons related to the Company..

     Our Board of Directors has determined that each of our directors, with the exception of Satish B. Jasti, as President and Chief Executive Officer of the Company, are independent as independence is defined in the NASDAQ's listing standards, as those standards have been modified or supplemented.

ITEM 13. EXHIBITS

EXHIBIT INDEX

NUMBER   DESCRIPTION
------   -----------
3.1      Articles of Incorporation #

3.2      Bylaws *

4.1      Specimen common stock certificate *

4.2      Lotus Bancorp, Inc. Organizer Warrant Agreement *

4.3      Lotus Bancorp, Inc. Shareholder Warrant Agreement *

10.1     Form of Lotus Bancorp, Inc. 2007 Stock Incentive Plan *

10.2     Employment Agreement by and between Lotus Bancorp, Inc. and Satish
         Jasti *

10.3     Employment Agreement by and between Lotus Bancorp, Inc. and Richard
         Bauer *

10.4     Employment Agreement by and between Lotus Bancorp, Inc. and Christer D.
         Lucander ##

10.5     Lease Agreement by and between Lotus Bancorp, Inc. and Butwin
         Associates LLC #

11       Computation of Per Share Earnings **

14       Code of Ethics +

21       Subsidiaries +

31.1     Rule 13a-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a) Certification of Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Previously filed as an exhibit to the registration statement amendment filed August 14, 2006 and incorporated into this report by reference

* Previously filed as an exhibit to the registration statement filed June 16, 2006 and incorporated into this report by reference

##    Previously filed as an exhibit to the Form 8-K filed February 13, 2008 and incorporated into this report by reference

+ Previously filed as an exhibit to the Form 10-KSB filed March 30, 2007 and incorporated into this report by reference

**   See Consolidated Statement of Operations on Page 25 of this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     Audit fees and expenses billed to the Company by Plante & Moran, PLLC for the audit of the Company's financial statements for the fiscal years ended December 31, 2007 and for review of the Company's financial statements included in the Company's quarterly reports on Form 10-Q, which were performed by UHY LLP for the March 31, 2007 period, are as follows:

                                      2007

                                     $49,070

AUDIT RELATED FEES

     Audit related fees and expenses billed to the Company by Plante & Moran, PLLC for the fiscal year 2007 for services related to the performance of the audit or review of the Company's financial statements that were not included under the heading "Audit Fees," are as follows (certain of these expenses were for services provided by UHY LLP for the March 31, 2007 period):

                                      2007

                                     $5,985

TAX FEES

     Tax fees and expenses billed to the Company for the fiscal year 2007 for services related to tax compliance, tax advice and tax planning, consisting primarily of preparing the Company's federal and state income tax returns for the previous fiscal periods and inclusive of expenses are as follows:

                                      2007

                                       $0

ALL OTHER FEES

     Fees and expenses billed to the Company by Plante & Moran, PLLC for all other services provided during the fiscal year 2007 are as follows:

                                      2007

                                       $0

     In accordance with Section 10A(i) of the Exchange Act, before Plante & Moran, PLLC is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the time devoted by Plante & Moran, PLLC on its engagement to audit the Company's financial statements for the year ended December 31, 2007 is attributable to work performed by persons other than Plante & Moran, PLLC employees.

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

SIGNATURE                               TITLE                       DATE
---------                               -----                       ----


/s/ Sreenivas Cherukuri                 Director                    March 31, 2008
-------------------------------------
Sreenivas Churikuri


/s/ Vasudev Garlapaty                   Director                    March 31, 2008
-------------------------------------
Vasudev Garlapaty


/s/ Vinaya Gavini                       Director                    March 31, 2008
-------------------------------------
Vinaya Gavini


/s/ Amarnath Gowda                      Director                    March 31, 2008
-------------------------------------
Amarnath Gowda


/s/ Sarada Gullapalli                   Director                    March 31, 2008
-------------------------------------
Sarada Gullapalli


/s/ Ravindranath Gullapalli             Director                    March 31, 2008
-------------------------------------
Ravindranath Gullapalli


/s/ Murali Guthikinda                   Director                    March 31, 2008
-------------------------------------
Murali Guthikonda


/s/ Satish Jasti                        Director, President & CEO   March 31, 2008
-------------------------------------
Satish Jasti


/s/ Sree Jasti                          Director                    March 31, 2008
-------------------------------------
Sree Jasti


/s/ Lynn Jerath                         Director                    March 31, 2008
-------------------------------------
Lynn Jerath


/s/ Mayur Joshi                         Director                    March 31, 2008
-------------------------------------
Mayur Joshi


/s/ Shubha Kolachalam                   Director                    March 31, 2008
-------------------------------------
Shubha Kolachalam


/s/ V.S. Lingham                        Director                    March 31, 2008
-------------------------------------
V.S. Lingham


/s/ Krishna Malempati                   Director                    March 31, 2008
-------------------------------------
Krishna Malempati


/s/ Jitendra Patel                      Director                    March 31, 2008
-------------------------------------
Jitendra Patel



/s/ Natvarlal Patel                     Director                    March 31, 2008
-------------------------------------
Natvarlal Patel


/s/ Haranath Policherla                 Director                    March 31, 2008
-------------------------------------
Haranath Policherla


/s/ Bala Setty                          Director                    March 31, 2008
-------------------------------------
Bala Setty


/s/ Jay Shah                            Director                    March 31, 2008
-------------------------------------
Jay Shah


/s/ Curt Shaneour                       Director                    March 31, 2008
-------------------------------------
Curt Shaneour


/s/ Venkat Talasila                     Director                    March 31, 2008
-------------------------------------
Venkat Talasila