Form 10-Q
period 2008-03-31
Lotus Bancorp, Inc.
filed 2008-05-15
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934

                      FOR THE QUARTER ENDED MARCH 31, 2008

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

                    44350 W. TWELVE MILE ROAD, NOVI, MI 48377
          (Address of principal executive offices, including zip code)

                                 (248) 735-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

         Large accelerated filer [ ]              Accelerated filer         [ ]

         Non-accelerated filer   [ ]              Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of May 15, 2008 was 1,389,965 shares.

                                      INDEX

PART I  FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS
        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATION
        ITEM 3.  QUANTITATIVE AND QUALIFTATIVE DISCLOSURES ABOUT MARKET RISK
        ITEM 4.  CONTROLS AND PROCEDURES

PART II OTHER INFORMATION
        ITEM 1.  LEGAL PROCEEDINGS
        ITEM 1A. RISK FACTORS
        ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ITEM 5.  OTHER INFORMATION
        ITEM 6.  EXHIBITS

Certification Pursuant to Rule 13a - 15(e) and 15(d) - 15(e)
Certification Pursuant to Rule 13a - 15(e) and 15(d) - 15(e)
Certification Pursuant to Rule 13a - 14(b) and 15(d) - 14(b)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     March 31, 2008
                                                       (unaudited)    December 31, 2007
                                                     --------------   -----------------
Cash and cash equivalents
   Cash and due from banks                            $   415,629        $   356,783
   Interest bearing balances due from banks                    --          3,000,000
   Federal funds sold                                   4,453,008          4,209,078
                                                      -----------        -----------
      Total cash and cash equivalents                   4,868,637          7,565,861
Loans, less allowance for loan losses of
   $114,000 and $88,000 at March 31, 2008 and
   December 31, 2007, respectively (Note 2)            11,095,128          9,021,152
Property & equipment, net of depreciation (Note 5)      3,113,734          2,507,552
Accrued interest receivable and other assets              189,076            186,961
                                                      -----------        -----------
      Total assets                                    $19,266,575        $19,281,526
                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     March 31, 2008
                                                      (unaudited)     December 31, 2007
                                                     --------------   -----------------
Deposits (Note 3)
   Non-interest bearing                               $ 1,660,156        $ 1,401,162
   Interest bearing                                     5,973,674          5,981,961
                                                      -----------        -----------
      Total deposits                                    7,633,830          7,383,123
Accrued interest payable and other liabilities
   (Note 6)                                                88,774             39,277
                                                      -----------        -----------
      Total liabilities                                 7,722,604          7,422,400
                                                      -----------        -----------
Stockholders' equity
   Common Stock, $0.01 par value
      Authorized -8,000,000 shares
      Issued and outstanding - 1,389,965
      shares at March 31, 2008 and
      at December 31, 2007, respectively                   13,899             13,899
Additional paid in capital                             13,950,787         13,950,787
Accumulated deficit                                    (2,420,715)        (2,105,560)
                                                      -----------        -----------
      Total stockholders' equity                       11,543,971         11,859,126
                                                      -----------        -----------
      Total liabilities and stockholders' equity      $19,266,575        $19,281,526
                                                      ===========        ===========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended
                                                     March 31
                                              ----------------------
                                                 2008         2007
                                              ----------   ---------
Interest income:
   Loans receivable, including fees           $  165,980   $      --
   Interest bearing balances due from banks       23,034          --
   Federal funds sold                             31,525     148,929
                                              ----------   ---------
      Total interest income                      220,539     148,929
                                              ----------   ---------
Interest Expense:
   Deposits                                       53,216       2,700
   Other                                              --      21,675
                                              ----------   ---------
      Total interest expense                      53,216      24,375
                                              ----------   ---------
Net interest income                              167,323     124,554
                                              ----------   ---------
      Provision for loan losses                   26,000          --
                                              ----------   ---------
      Net interest income after provision        141,323     124,554
                                              ----------   ---------
Non-interest income:
   Service charges and fees                        4,866           8
   Gain on sale of loans                           4,575          --
                                              ----------   ---------
      Total non-interest income                    9,441           8
                                              ----------   ---------
Non-interest expense:
   Compensation and employee benefits            255,228     198,388
   Occupancy and equipment                        45,354      27,454
   Professional fees                              45,000      31,248
   Data processing fees                           24,921       5,556
   Advertising and promotion                      12,644      14,563
   Other                                          82,772      31,610
                                              ----------   ---------
      Total non-interest expense                 465,919     308,819
                                              ----------   ---------
Loss before income tax benefit                  (315,155)   (184,257)
      Income tax benefit                              --          --
                                              ----------   ---------
Net Loss                                      $ (315,155)  $(184,257)
                                              ==========   =========
Basic and Diluted Loss Per Share              $     (.23)  $    (.39)
                                              ==========   =========
Weighted Average Shares Outstanding            1,389,965     476,306

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                             Common     Paid In     Accumulated
                             Stock      Capital       Deficit        Total
                            -------   -----------   -----------   -----------
Balance December 31, 2007   $13,899   $13,950,787   $(2,105,560)  $11,859,126
Net loss                                               (315,155)     (315,155)
                            -------   -----------   -----------   -----------
Balance March 31, 2008      $13,899   $13,950,787   $(2,420,715)  $11,543,971
                            =======   ===========   ===========   ===========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                            -----------------------------------
                                                                            March 31, 2008     March 31, 2007
                                                                            --------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss
      to net cash from operating activities:
      Net loss                                                               $  (315,155)       $  (184,257)
      Depreciation                                                                19,629             15,193
      Provision for loan losses                                                   26,000                 --
      (Increase) decrease in accrued interest receivable and other assets         (2,115)            63,386
      Increase in accrued interest payable and other liabilities                  49,497              2,307
                                                                             -----------        -----------
         Net cash used in operating activities                                  (222,144)          (103,371)
                                                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in loans                                                   (2,099,976)                --
      Purchase of equipment                                                     (625,811)          (135,104)
                                                                             -----------        -----------
            Net cash used in investing activities                             (2,725,787)          (135,104)
                                                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in deferred offering costs                                             --           (277,118)
      Increase in non-interest bearing deposits                                  258,994            673,945
      Increase (decrease) in interest bearing deposits                            (8,287)         1,803,452
      Payments on line of credit                                                      --         (1,856,775)
      Issuance of common stock and warrants                                           --         12,551,800
      Decrease in advances from organizers                                            --            (80,000)
                                                                             -----------        -----------
      Net cash provided by financing activities                                  250,707         12,815,304
                                                                             -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (2,697,224)        12,576,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               7,565,861              6,422
                                                                             -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 4,868,637        $12,583,251
                                                                             ===========        ===========
Supplemental Disclosure of Non-Cash Financing Activity:
      Conversion of advances from organizers into shares
         of common stock                                                     $        --        $   109,990

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION - The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements of Lotus Bancorp, Inc. should be read in conjunction with the financial statements of Lotus Bancorp, Inc. and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Lotus Bank ("the Bank"). All significant inter-company accounts and transactions have been eliminated.

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of May 15, 2008, there were 1,389,965 shares of the Company's common stock issued and outstanding.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term include the determination of loan losses and the valuation of deferred tax assets.

ORGANIZATION AND PRE-OPENING COSTS - Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization. The organization and pre-opening costs totaled approximately $790,000 through the commencement of operations, and were charged to expense as incurred.

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock totaled approximately $487,000 through March 31, 2008, and were capitalized and netted against the offering proceeds.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At times bank balances may be in excess of insured limits. Management has deemed this a normal business risk.

LOANS - The Company grants mortgage, commercial and consumer loans to customers. A large portion of the loan portfolio is represented by commercial and commercial real estate loans in Oakland County, Michigan and elsewhere. The ability of the Company's debtors to honor their contracts is dependent on the real estate and general economic conditions in those areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using either the straight line or interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and allocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market value) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the borrower and the loan, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's obtainable interest rate, or by the fair value of the collateral if the loan is collateral dependent.

Large groups of homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

During the first three years of operation, the Bank will maintain an allowance for loan losses at or above a minimum level of 1.00% established by the Federal Deposit Insurance Corporation and the State of Michigan Office of Financial and Insurance Regulation pursuant to their orders granting the Bank authority to commence activity as a de novo financial institution.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has determined the impact of adopting FASB 157 is immaterial to the financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company has determined the impact of adopting FASB 159 is immaterial to the financial statements.

NOTE 2 - LOANS

A summary of the balances of loans as of March 31, 2008 is as follows. The Company had no loans on its books as of March 31, 2007:

                                            March 31, 2008
                                            --------------
Mortgage loans on real estate:
   Residential 1 to 4 family                 $ 1,232,246
   Commercial                                  4,717,326
   Second mortgage                               190,028
   Equity lines of credit                        670,418
                                             -----------
      Total mortgage loans on real estate      6,810,018
Commercial loans                               3,693,155
Consumer installment loans                       697,328
                                             -----------
      Total loans                             11,200,501
                                             -----------
Less:
   Allowance for loan losses                     114,000
   Net deferred loan fees                         (8,627)
                                             -----------
      Net loans                              $11,095,128
                                             ===========

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of March 31, 2008:

                                         Maturing or repricing in
                                   ------------------------------------
                                    less than     1 to 5        after
                                     1 year       years        5 years       Total
                                   ----------   ----------   ----------   -----------
Commercial and financial           $4,239,694   $2,128,739   $2,042,048   $ 8,410,481
Real estate - mortgage                713,983      961,709      417,000     2,092,692
Installment loans to individuals      271,655      421,177        4,496       697,328
                                   ----------   ----------   ----------   -----------
Total loans                        $5,225,332   $3,511,625   $2,463,544   $11,200,501
                                   ==========   ==========   ==========   ===========

At March 31, 2008, loans maturing in greater than 1 year are comprised of the following:

Fixed rate      $5,163,754
Variable rate   $4,259,289

The Company has no loan concentrations greater than 10% of total loans.

An analysis of the allowance for loan losses is as follows:

                                             March 31, 2008
                                             --------------
Balance at December 31, 2007                    $ 88,000
Provision for loan losses                         26,000
Loans charged-off                                     --
Recoveries on loans previously charged-off            --
                                                --------
Balance at March 31, 2008                       $114,000
                                                ========

At March 31, 2008, there were no loans considered to be impaired or over 90 days delinquent and still accruing.

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $3,200,296 at March 31, 2008 and $0 at March 31, 2007.

NOTE 3 - DEPOSITS

The following is a distribution of deposits as of March 31, 2008 and December 31, 2007:

                                                 March 31,   December 31,
                                                   2008          2007
                                                ----------   ------------
Non-interest bearing deposits                   $1,660,156    $1,401,162
NOW accounts                                       266,537       293,119
Savings and money market accounts                4,182,257     4,396,649
Certificates of deposit less than $100,000         735,014       504,079
Certificates of deposit greater than $100,000      789,866       788,114
                                                ----------    ----------
   Total                                        $7,633,830    $7,383,123
                                                ==========    ==========

At March 31, 2008, the scheduled maturities of time deposits are as follows:

           Less than   Greater than
            $100,000     $100,000        Total
           ---------   ------------   ----------
2008        $735,014     $539,866     $1,274,880
2009              --      250,000        250,000
            --------     --------     ----------
   Total    $735,014     $789,866     $1,524,880
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

The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of March 31, 2008 and December 31, 2007 are shown below:

                               March 31, 2008   December 31, 2007
                               --------------   -----------------
Commitments to extend credit     $  500,000         $2,373,000
Standby letters of credit           727,295            212,214
Undisbursed lines of credit       2,480,159          2,608,965
                                 ----------         ----------
Total                            $3,707,454         $5,194,179
                                 ----------         ----------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are used primarily to support public and private borrowing arrangements. Essentially all letters of credit have expiration dates within one year. The Company generally holds collateral supporting those commitments if deemed necessary.

COLLATERAL REQUIREMENTS - To reduce credit risk related to the use of credit related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained are based on the Company's evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

If the counterparty does not have the right and the ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral on its balance sheet at fair value with a corresponding obligation to return it.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              March 31,   December 31,
                                                2008          2007
                                             ----------   ------------
Construction in process                      $1,779,340    $1,276,741
Land                                            854,233       854,233
Office equipment                                602,304       479,092
                                             ----------    ----------
                                              3,235,877     2,610,066
Less: Accumulated depreciation                  122,143       102,514
                                             ----------    ----------
Property and equipment net of depreciation   $3,113,734    $2,507,552
                                             ----------    ----------

On August 19, 2007, the Company broke ground and commenced construction on its headquarters building located at the intersection of 12 Mile and Dixon Roads in Novi. The approximately 5,200 square foot building will feature full service banking accommodations and will also house the Company's executive management. The total cost of construction is estimated to total $2.2 million and is scheduled for occupancy on April 14, 2008..

NOTE 6 - OTHER LIABILITIES

The Company entered into a termination of employment and release of claims agreement with a former employee on March 21, 2008. As provided for in this agreement, the Company recorded a liability for a severance payment to this individual in the amount of $34,327.

NOTE 7 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $2,421,000 as of March 31, 2008 that are available to reduce future taxable income through the year ending December 31, 2027. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward   $ 823,140
   Less: Valuation Allowance          (815,908)
                                     ---------
      Total net deferred tax asset   $   7,232
                                     ---------

A reconciliation of the provision for income taxes for each period ended March 31 follows:

                                                                2008       2007
                                                             ---------   --------
Income tax benefit at federal statutory rate of 34 percent   $ 107,153   $ 62,647
Change in valuation allowance                                 (107,000)   (63,000)
Other - net                                                       (153)       353
                                                             ---------   --------
Net income tax expense                                       $      --   $     --
                                                             ---------   --------

NOTE 8 - LEASES AND COMMITMENTS

On August 10, 2006, the Company entered into a lease agreement for temporary office space, which called for lease payments of $3,753 per month through September 2, 2007, and $3,866 per month for each month thereafter. In January, 2007, the lease was amended to reflect the Company renting additional office space, and the monthly rent was increased to $4,188 per month through October, 2007, and $4,314 per month for each month thereafter. The Company is renting this space through April 30, 2008. Rent expense for the three month period ended March 31, 2008 totaled $12,942. The following is a schedule of future minimum rental payments under the operating leases on a calendar basis:

Year Ending December 31    Amount
-----------------------   -------
2008                      $17,256
2009                           --
2010                           --
2011                           --
2012                           --
2013 and after                 --
                          -------
Total                     $17,256
                          -------

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company plans to issue 59,074 stock options to the executive officers of the Bank upon approval from the Board of Directors and subject to the approval of the 2008 Stock Incentive Plan by the Company's shareholders. These proposed options would be issued with a strike price of $10.00. In conjunction with its completed stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company's common stock were outstanding as of March 31, 2008 and 2007, respectively.

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

NOTE 10 - SUBSEQUENT EVENTS

On April 14, 2008, the Company moved all of its operations to its newly constructed building located at 44350 West Twelve Mile Road in Novi, Michigan.

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Company were well capitalized as of March 31, 2008.

The Bank's and Company's actual capital amounts and ratios as of March 31, 2008 are presented in the following table (dollars in thousands):

                                                 For Capital
                                                  Adequacy        To Be Well
                                  Actual          Purposes        Capitalized
                             ---------------   --------------   --------------
                              Amount   Ratio   Amount   Ratio   Amount   Ratio
                             -------   -----   ------   -----   ------   -----
As of March 31, 2008:
Total Risk Based Capital
   to Risk Weighted Assets
      Lotus Bank             $ 9,469   56.32%  $1,345   8.00%   $1,681   10.00%
      Lotus Bancorp, Inc.     11,658   69.29%   1,346   8.00%    1,682   10.00%
Tier One Capital to Risk
   Weighted Assets
      Lotus Bank             $ 9,355   55.64%  $  673   4.00%   $1,009    6.00%
      Lotus Bancorp, Inc.     11,544   68.61%     673   4.00%    1,009    6.00%
Tier One Capital to Assets
      Lotus Bank             $ 9,355   48.57%  $  770   4.00%   $  963    5.00%
      Lotus Bancorp, Inc.     11,544   59.90%     771   4.00%      964    5.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

OVERVIEW

Lotus Bancorp, Inc. (formerly known as City Central Bancorp, Inc.)(the "Company") is a Michigan corporation that was incorporated on October 27, 2004 to serve as a bank holding company for Lotus Bank (the "Bank"). The Company received approval from the Federal Reserve Bank of Chicago to become a bank holding company upon acquisition of 100% of the common stock of Lotus Bank. The Company has no material business operations other than owning and managing the Bank, and has no plans for other business operations in the foreseeable future.

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. The initial public offering ended on June 30, 2007. On February 26, 2007, the Company broke escrow in the amount of $12,769,358, consisting of $12,582,050 in stock subscriptions received plus $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650. As of May 15, 2008, there were 1,389,965 shares of the Company's common stock issued and outstanding.

PLAN OF OPERATION

The Company's (and the Bank's) main office will be located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The Company has begun construction of the main office and expects it to be complete in April, 2008. The building will be a free standing facility of approximately 5,200 square feet. As of March 31, 2008, the Company operated out of leased facilities located at 45650 Grand River Avenue, Novi, Michigan 48374. The Company has executed a one year lease agreement for approximately 2,500 square feet at this location. The term of the lease commenced in September, 2006, and expired on September 2, 2007. At this time, the Company is leasing the facility on a month to month basis until its permanent facility is completed. On April 14, 2008, the Company and the Bank vacated the leased facilities and moved to the newly constructed building located at 44350 W. Twelve Mile Road in Novi, Michigan.

The Bank has hired 10 full-time equivalent employees to staff its banking office, and the Company does not currently have any employees who are not also employees of the Bank.

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

FINANCIAL RESULTS

For the three months ended March 31, 2008, the Company generated a net loss of $315,155. The largest expenses were compensation and employee benefits which amounted to $255,228, occupancy and equipment costs totaling $45,354, professional fees totaling $45,000, data processing costs totaling $24,921and advertising and promotion costs totaling $12,644. Interest and fee income for the quarter of $220,539 was largely due to interest and fees on loans outstanding of $165,980, federal funds sold of $31,525, and interest on balances due from other banks totaling $23,034, which was offset by interest expense on deposits of $53,216.

The Company's balance sheet has remained fairly stable during the quarter, but has grown rapidly since the opening of the Bank. While balance sheet growth remained flat, its asset mix richened with the conversion of cash equivalent assets into loans. Net loans totaled $11,095,128 at quarter end, an increase of approximately $2.0 million over December 31, 2007, and were funded largely by deposits gathered amounting to $7,633,830. The Company expects this growth to continue for the foreseeable future, resulting in the continued enrichment in its asset mix as federal funds sold balances continue to be converted into higher-yielding loans.

An approximately 5% increase in deposits at quarter-end, as compared to year-end 2007, were comprised primarily of non-interest bearing demand balances. The Company's equity declined during the same period due exclusively to its operating losses discussed above.

The Bank derives its revenues primarily from interest charged on loans, and to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are interest expense on deposits and operating expenses. The funds for these activities are provided principally by operating revenues, deposit growth, purchases of federal funds from other financial institutions, sales of loans and investment securities, and the partial or full repayment of loans by borrowers.

The Bank's operations depend substantially on its net interest income, which is the difference between interest earned on loans and other investments, and interest expense paid on deposits and other borrowings. This difference can be largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until June 30, 2007. Since the initial closing on February 26, 2007, the Company has closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of May 15, 2008, a total of 1,389,965 shares of the Company's common stock were issued and outstanding.

The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank during the Company's initial 12 months of operations; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

CAPITAL EXPENDITURES

The Company has made capital expenditures of $625,811 for the three month period ended March 31, 2008, for certain office equipment and construction costs associated with the new headquarters. The Company broke ground on its headquarters construction project in the August, 2007. The Company extended approximately $2,200,000 and the building was completed on March 28, 2008.

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

On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of March 31, 2008, the Company's primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $4,868,637. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.

Net interest income, the Bank's primary source of earnings, will fluctuate with significant interest rate movements. The Company's profitability depends substantially on the Bank's net interest income. A large change in interest rates may significantly impact the Bank's net interest income and decrease or eliminate the Company's profitability. Most of the factors that influence changes in market interest rates, including economic conditions, are beyond the Company's ability to control. While the Bank will take measures to minimize the impact of these fluctuations, the Bank intends to structure its balance sheet such that repricing opportunities exist both for assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities and the changes in interest income and expense in order to limit its overall interest rate risk. The Bank regularly evaluates the balance sheet's asset mix in terms of several variables: yield, credit quality, funding sources and liquidity.

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

OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2008, the Company had unfunded loan commitments outstanding of $3.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitments level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required.

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

The Company believes that net proceeds of its initial public offering will enable the Bank to satisfy its capital requirements for at least the 36 month period following the opening of the Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item does not apply to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

Lotus Bancorp, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of March 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment, management determined that, as of March 31, 2008, the company's internal control over financial reporting is effective, based on those criteria.

There was no change in the company's internal control over financial reporting that occurred during the company's fiscal quarter ended March 31, 2008, that materially affected, or is reasonably likely to affect, the company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

     This item does not apply to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     This item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders for the three months ended March 31, 2008.

ITEM 5. OTHER INFORMATION.

     This item is not applicable.

ITEM 6. EXHIBITS.

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------   ---------------------------------------------------------------------
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

                                       LOTUS BANCORP, INC.


Date: May 15, 2008                     By: /s/ Satish B. Jasti
                                           -------------------------------------
                                           Satish B. Jasti
                                           President and Chief Executive Officer


Date: May 15, 2008                     By: /s/ Richard E. Bauer
                                           -------------------------------------
                                           Richard E. Bauer
                                           Chief Financial Officer

                                              EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
-------   ----------------------------------------------------------------------
31.1      CERTIFICATION PURSUANT TO RULES 13A - 15(E) AND 15D - 15(E) OF THE
          SECURITIES EXCHANGE ACT
31.2      CERTIFICATION PURSUANT TO RULES 13A - 15(E) AND 15D - 15(E) OF THE
          SECURITIES EXCHANGE ACT
32        CERTIFICATION PURSUANT TO RULES 13A - 14(B) OR RULE 15D - 14(B) OF THE
          SECURITIES EXCHANGE ACT AND 18 U.S.C. SECTION 1350