Form 10-Q
period 2008-06-30
Lotus Bancorp, Inc.
filed 2008-08-14
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934

                       FOR THE QUARTER ENDED JUNE 30, 2008

                        COMMISSION FILE NUMBER 333-135107

                               LOTUS BANCORP, INC.
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

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of August 14, 2008 was 1,389,965 shares.

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

SIGNATURES

2008 Stock Incentive Plan
Certification Pursuant to Rule 13a - 15(e) and 15(d) - 15(e)
Certification Pursuant to Rule 13a - 15(e) and 15(d) - 15(e)
Certification Pursuant to Rule 13a - 14(b) and 15(d) - 14(b)

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30, 2008
                                                      (unaudited)    December 31, 2007
                                                     -------------   -----------------
Cash and cash equivalents
   Cash and due from banks                            $   431,217       $   356,783
   Interest bearing balances due from banks                    --         3,000,000
   Federal funds sold                                   3,365,572         4,209,078
                                                      -----------       -----------
      Total cash and cash equivalents                   3,796,789         7,565,861
Loans, less allowance for loan losses of
   $222,000 and $88,000 at June 30, 2008 and
   December 31, 2007, respectively (Note 2)            14,383,612         9,021,152
Property & equipment, net of depreciation (Note 5)      3,570,271         2,507,552
Accrued interest receivable and other assets              160,116           186,961
                                                      -----------       -----------
      Total assets                                    $21,910,788       $19,281,526
                                                      ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30, 2008
                                                      (unaudited)    December 31, 2007
                                                     -------------   -----------------
Deposits (Note 3)
   Non-interest bearing                               $ 2,856,601       $ 1,401,162
   Interest bearing                                     7,876,122         5,981,961
                                                      -----------       -----------
      Total deposits                                   10,732,723         7,383,123
Accrued interest payable and other liabilities
   (Note 6)                                                62,313            39,277
                                                      -----------       -----------
      Total liabilities                                10,795,036         7,422,400
                                                      -----------       -----------
Stockholders' equity
   Common Stock, $0.01 par value
         Authorized -8,000,000 shares
            Issued and outstanding - 1,389,965
            shares at June 30, 2008 and
            at December 31, 2007, respectively             13,899            13,899
Additional paid in capital                             13,960,419        13,950,787
Accumulated deficit                                    (2,858,566)       (2,105,560)
                                                      -----------       -----------
      Total stockholders' equity                       11,115,752        11,859,126
                                                      -----------       -----------
      Total liabilities and stockholders' equity      $21,910,788       $19,281,526
                                                      ===========       ===========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended        Six Months Ended
                                                      June 30                   June 30
                                              -----------------------   ----------------------
                                                 2008         2007         2008         2007
                                              ----------   ----------   ----------   ---------
Interest income:
   Loans receivable, including fees           $  195,760   $   23,821   $  361,740   $  23,821
   Interest bearing balances due from banks           --           --       23,034          --
   Federal funds sold                             21,658      174,116       53,183     323,047
                                              ----------   ----------   ----------   ---------
      Total interest income                      217,418      197,937      437,957     346,868
                                              ----------   ----------   ----------   ---------
Interest Expense:
   Deposits                                       53,312       28,773      106,528      31,472
   Other                                              --           --           --      21,675
                                              ----------   ----------   ----------   ---------
      Total interest expense                      53,312       28,773      106,528      53,147
                                              ----------   ----------   ----------   ---------
Net interest income                              164,106      169,164      331,429     293,721
                                              ----------   ----------   ----------   ---------
      Provision for loan losses                  108,000       27,000      134,000      27,000
                                              ----------   ----------   ----------   ---------
      Net interest income after provision         56,106      142,164      197,429     266,721
                                              ----------   ----------   ----------   ---------
Non-interest income:
   Service charges and fees                        4,085          976        8,951         985
   Gain on sale of loans                              --           --        4,575          --
   Other Income                                    2,186           --        2,186          --
                                              ----------   ----------   ----------   ---------
      Total non-interest income                    6,271          976       15,712         985
                                              ----------   ----------   ----------   ---------
Non-interest expense:
   Compensation and employee benefits            231,076      176,165      486,304     374,552
   Occupancy and equipment                        63,109       49,634      108,463      77,087
   Stock based compensation                        9,632           --        9,632          --
   Professional fees                              56,000       46,171      101,000      77,419
   Data processing costs                          24,883       11,069       49,804      11,069
   Advertising and promotion                      18,691       35,915       31,335      50,478
   Other                                          96,837       62,771      179,609      99,943
                                              ----------   ----------   ----------   ---------
      Total non-interest expense                 500,228      381,725      966,147     690,548
                                              ----------   ----------   ----------   ---------
Loss before income tax benefit                  (437,851)    (238,585)    (753,006)   (422,842)
Income tax benefit                                    --           --           --          --
                                              ----------   ----------   ----------   ---------
Net Loss                                      $ (437,851)  $ (238,585)  $ (753,006)  $(422,842)
                                              ==========   ==========   ==========   =========
Basic and Diluted Loss Per Share              $     (.32)  $     (.18)  $     (.54)  $    (.46)
                                              ==========   ==========   ==========   =========
Weighted Average Shares Outstanding            1,389,965    1,354,935    1,389,965     918,048

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                             Common     Paid In     Accumulated
                             Stock      Capital       Deficit        Total
                            -------   -----------   -----------   -----------
Balance December 31, 2007   $13,899   $13,950,787   $(2,105,560)  $11,859,126
Stock option expense                        9,632                       9,632
Net loss                                               (753,006)     (753,006)
                            -------   -----------   -----------   -----------
Balance June 30, 2008       $13,899   $13,960,419   $(2,858,566)  $11,115,752
                            =======   ===========   ===========   ===========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                          -----------------------------
                                                          June 30, 2008   June 30, 2007
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss to
      net cash from operating activities:
      Net loss                                             $  (753,006)    $  (422,842)
      Stock option expense                                       9,632              --
      Depreciation                                              64,398          47,726
      Provision for loan losses                                134,000          27,000
      Decrease in accrued interest receivable and other
         assets                                                 26,845          31,775
      (Increase) decrease in accrued interest payable
         and other liabilities                                  23,036         (13,434)
      Decrease in federal income taxes payable                      --          (7,700)
                                                           -----------     -----------
         Net cash used in operating activities                (495,095)       (337,475)
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in loans                                 (5,496,460)     (2,160,892)
      Purchase of equipment                                 (1,127,117)       (221,462)
                                                           -----------     -----------
         Net cash used in investing activities              (6,623,577)     (2,382,354)
                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in deferred offering costs                           --        (286,610)
      Increase in non-interest bearing deposits              1,455,439         555,997
      Increase (decrease) in interest bearing deposits       1,894,161       3,122,039
      Payments on line of credit                                    --      (1,856,775)
      Issuance of common stock and warrants                         --      13,702,050
      Decrease in advances from organizers                          --         (80,000)
                                                           -----------     -----------
      Net cash provided by financing activities              3,349,600      15,156,701
                                                           -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,769,072)     12,436,872

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,565,861           6,422
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 3,796,789     $12,443,294
                                                           ===========     ===========
Supplemental Disclosure of Non-Cash Financing Activity:
     Conversion of advances from organizers into shares
        of common stock                                    $        --     $   109,990
Cash Paid for Interest                                     $   136,353     $    49,545

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Lotus Bank ("the Bank"). All significant inter-company accounts and transactions have been eliminated.

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of August 14, 2008, there were 1,389,965 shares of the Company's common stock issued and outstanding.

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

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock totaled approximately $487,000 through June 30, 2008, and were capitalized and netted against the offering proceeds.

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

NOTE 2 - LOANS

A summary of the balances of loans as of June 30, 2008 and December 31,2007, respectively, is as follows:

                                            June 30, 2008   December 31, 2007
                                            -------------   -----------------
Mortgage loans on real estate:
   Residential 1 to 4 family                 $ 1,337,430       $1,097,735
   Commercial                                  6,635,468        3,238,981
   Second mortgage                               455,621          147,000
   Equity lines of credit                        647,468          363,462
                                             -----------       ----------
      Total mortgage loans on real estate      9,075,987        4,847,178
Commercial loans                               4,877,130        3,441,966
Consumer installment loans                       650,327          802,756
                                             -----------       ----------
      Total loans                             14,603,444        9,091,900
                                             -----------       ----------
Less:
   Allowance for loan losses                     222,000           88,000
   Net deferred loan fees                         (2,168)         (17,252)
                                             -----------       ----------
      Net loans                              $14,383,612       $9,021,152
                                             ===========       ==========

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of June 30, 2008:

                                         Maturing or repricing in
                                   ------------------------------------
                                    less than     1 to 5        after
                                     1 year        years       5 years       Total
                                   ----------   ----------   ----------   -----------
Commercial and financial           $4,123,229   $3,748,059   $3,656,311   $11,527,599
Real estate - mortgage                956,912    1,068,002      415,604     2,440,518
Installment loans to individuals      222,266      404,923        8,138       635,327
                                   ----------   ----------   ----------   -----------
Total loans                        $5,302,407   $5,220,984   $4,080,053   $14,603,444
                                   ==========   ==========   ==========   ===========

At June 30, 2008, loans maturing in greater than 1 year are comprised of the following:

Fixed rate      $8,379,212
Variable rate   $3,762,842

The Company has no loan concentrations greater than 10% of total loans.

An analysis of the allowance for loan losses is as follows:

                                             June 30, 2008
                                             -------------
Balance at December 31, 2007                   $ 88,000
Provision for loan losses                       134,000
Loans charged-off                                    --
Recoveries on loans previously charged-off           --
                                               --------
Balance at June 30, 2008                       $222,000
                                               ========

At June 30, 2008, there were no loans considered to be impaired or over 90 days delinquent and still accruing.

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $2,699,788 at June 30, 2008 and $156,570 at June 30, 2007.

NOTE 3 - DEPOSITS

The following is a distribution of deposits as of June 30, 2008 and December 31, 2007:

                                                June 30, 2008   December 31, 2007
                                                -------------   -----------------
Non-interest bearing deposits                    $ 2,856,601        $1,401,162
NOW accounts                                         279,548           293,119
Savings and money market accounts                  5,013,015         4,396,649
Certificates of deposit less than $100,000           892,335           504,079
Certificates of deposit greater than $100,000      1,691,224           788,114
                                                 -----------        ----------
   Total                                         $10,732,723        $7,383,123
                                                 ===========        ==========

At June 30, 2008, the scheduled maturities of time deposits are as follows:

                         Less than   Greater than
                          $100,000     $100,000        Total
                         ---------   ------------   ----------
Less than one year        $794,335    $1,091,224    $1,885,559
One through five years      98,000       600,000       698,000
Over five years                 --            --            --
                          --------    ----------    ----------
   Total                  $892,335    $1,691,224    $2,583,559
                          ========    ==========    ==========

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

The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of June 30, 2008 and December 31, 2007 are shown below:

                               June 30, 2008   December 31, 2007
                               -------------   -----------------
Commitments to extend credit     $  522,500        $2,373,000
Standby letters of credit           705,803           212,214
Undisbursed lines of credit       2,786,423         2,608,965
                                 ----------        ----------
Total                            $4,014,726        $5,194,179
                                 ==========        ==========

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             June 30, 2008   December 31, 2007
                                             -------------   -----------------
Building                                       $2,184,289        $1,276,741
Land                                              854,233           854,233
Office equipment                                  693,915           479,092
                                               ----------        ----------
                                                3,732,437         2,610,066
Less: Accumulated depreciation                    162,166           102,514
                                               ----------        ----------
Property and equipment net of depreciation     $3,570,271        $2,507,552
                                               ----------        ----------

On August 19, 2007, the Company broke ground and commenced construction on its headquarters building located at the intersection of 12 Mile and Dixon Roads in Novi, and took occupancy of the building on April 14, 2008. The approximately 5,200 square foot building features full service banking accommodations and also houses the Company's executive management.

NOTE 6 - OTHER LIABILITIES

The Company entered into a termination of employment and release of claims agreement with a former employee on March 21, 2008. As provided for in this agreement, the Company recorded a liability for a severance payment to this individual in the amount of $34,327, which was paid to the former employee on April 1, 2008.

NOTE 7 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $2,859,000 as of June 30, 2008 that are available to reduce future taxable income through the year ending December 31, 2027. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward   $ 971,912
   Less: Valuation Allowance          (964,680)
                                     ---------
      Total net deferred tax asset   $   7,232
                                     ---------

A reconciliation of the provision for income taxes for each period ended March 31 follows:

                                                                2008       2007
                                                             ---------   --------
Income tax benefit at federal statutory rate of 34 percent   $ 256,022   $ 62,647
Change in valuation allowance                                 (256,000)   (63,000)
Other - net                                                        (22)       353
                                                             ---------   --------
Net income tax expense                                       $      --   $     --
                                                             ---------   --------

NOTE 8 - LEASES AND COMMITMENTS

This item is not applicable.

NOTE 9 - STOCK BASED COMPENSATION

At the Company's Annual Meeting of Shareholders held May 21, 2008, its shareholders approved the 2008 Stock Incentive Plan, which had previously been approved by the Board of Directors. Under the Company's stock based incentive plan, the Company may grant stock options to its directors, officers and employees for up to 166,795 shares of common stock. Effective January 1, 2007, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Share based Payment. SFAS No. 123 (R) established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date.

At June 30, 2008, stock options outstanding had a weighted average remaining contractual life of 9.9 years. The following table summarizes stock options outstanding and aggregate intrinsic value as of June 30, 2008:

                                  Weighted Average
                               ----------------------
                                Remaining               Aggregate
                    Number     Contractual   Exercise   Intrinsic
Exercise Price   Outstanding       Life        Price      Value
--------------   -----------   -----------   --------   ---------
$10.00              59,024      9.9 years     $10.00       --

During the three and six month periods ended June 30, 2008, the Company granted 59,024 and 59,024 options to purchase common stock, respectively, to certain officers of the Company.

The fair value of the stock options granted during the three and six month periods ended June 30, 2008 were $3.33 and $3.66 per share, respectively. A summary of the weighted average assumptions used in the Black-Scholes pricing model for grants of stock options during the six month period ended June 30, 2008 were as follows:

                           Six Months Ended
                             June 30, 2008
                           ----------------
Risk Free Interest Rate          3.81%
Expected Volatility             22.00%
Forfeiture Rate                  0.00%
Expected Life (in years)         8.00

Stock options have an exercise price of $10.00 per share. 41,649 of the options vest over a five year term, while 17,375 of the options vest ratably over a three year term. All of the options expire 10 years following the date of grant.

As of June 30, 2008, there was $206,376 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 2.3 years. Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.

As of June 30, 2008, there were 59,074 options to purchase the Company's common stock issued and outstanding.

In conjunction with its completed stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company's common stock were outstanding as of June 30, 2008 and 277,993 warrants to purchase the Company's stock were issued and outstanding as of June 30, 2007.

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

This item is not applicable.

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Company were well capitalized as of June 30, 2008.

The Bank's and Company's actual capital amounts and ratios as of June 30, 2008 are presented in the following table (dollars in thousands):

                                                  For Capital            To Be
                                  Actual       Adequacy Purposes    Well Capitalized
                             ---------------   -----------------   -----------------
                              Amount   Ratio     Amount   Ratio     Amount    Ratio
                             -------   -----     ------   -----     ------   ------
As of June 30, 2008:
Total Risk Based Capital
   to Risk Weighted Assets
   Lotus Bank                $ 9,134   45.51%    $1,606    8.00%    $2,007   10.00%
   Lotus Bancorp, Inc.        11,338   56.46%     1,607    8.00%     2,008   10.00%

Tier One Capital to Risk
   Weighted Assets
   Lotus Bank                $ 8,912   44.40%    $  803    4.00%    $1,204    6.00%
   Lotus Bancorp, Inc.        11,116   55.35%       803    4.00%     1,204    6.00%

Tier One Capital to
   Assets
   Lotus Bank                $ 8,912   40.69%    $  876    4.00%    $1,095    5.00%
   Lotus Bancorp, Inc.        11,116   50.73%       876    4.00%     1,096    5.00%

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

OVERVIEW

Lotus Bancorp, Inc. (formerly known as City Central Bancorp, Inc.)(the "Company") is a Michigan corporation that was incorporated on October 27, 2004 to serve as a bank holding company for Lotus Bank (the "Bank"). On February 2, 2007, the Company received approval from the Federal Reserve Bank of Chicago to become a bank holding company. The Bank received final regulatory approvals on February 5, 2007, and commenced banking operations on February 28, 2007. The Company has no material business operations other than owning and managing the Bank, and has no plans for other business operations in the foreseeable future.

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. The initial public offering was completed on June 30, 2007. On February 26, 2007, we broke escrow in the amount of $12,769,358, which consisted of $12,582,050 in stock subscriptions received and $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650. As of August 14, 2008, there were 1,389,965 shares of the Company's common stock issued and outstanding.

We provide customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation.

We provide a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium-sized businesses and consumers in local areas. Substantially all of our loans are to customers located within our service area. We conduct our lending activities pursuant to the loan policies adopted by our Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve larger loans. Our management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to our loan policies.

PLAN OF OPERATION

The Company's (and the Bank's) main office is located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The building, completed in April 2008, is a free standing facility of approximately 5,200 square feet.

The Bank has 11.5 full-time equivalent employees, and the Company does not currently have any employees who are not also employees of the Bank.

The Bank will use its capital for customer loans, investments and other general banking purposes. We believe that the Company's minimum initial public offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. While we do not anticipate raising additional capital during the next 12 month period, we cannot assure you that the Company will not need to raise additional capital within the next three years or over the next 12 month period.

FINANCIAL RESULTS

For the three and six months ended June 30, 2008, the Company generated net losses of $437,851 and $753,006, respectively.. The largest expenses in the quarter ended June 30, 2008 were compensation and employee benefits which amounted to $231,076, occupancy and equipment costs totaling $63,109, professional fees totaling $56,000, data processing expenses totaling $24,883, and advertising and promotion costs totaling $18,691; similarly, for the six months ended June 30, 2008 the largest expenses were compensation and employee benefits totaling $486,304, occupancy and equipment costs amounting to $108,463, professional fees totaling $101,000, data processing costs totaling $49,804, and advertising and marketing costs amounting to $31,335. Additionally, stock based compensation expense totaling $9,632 were recognized during the quarter ended June 30, 2008. Interest and fee income for the quarter of $217,418 was largely due to interest and fees on loans outstanding of $195,760 and federal funds sold of $21,658, which was offset by interest expense on deposits of $53,312. On a year-to-date basis, interest and fee income totaling $437,957 was offset by interest expense of $106,528. On a year-to-date basis, provisions to the reserve for possible loan loss amounted to $134,000, or 1.52% of total loans outstanding. While the Company has no loans past due more than 30 days, no watch list loans, or any loans in nonaccrual status, the Company's management felt it prudent to increase its loan loss reserve given the state of both the local and national economies.

In comparing the June 30, 2008 quarterly and year-to-date results to those same period ends in 2007, it is necessary to remember that the Company's subsidiary bank had only been in operation since February 28, 2007, and therefore the June 30, 2007 period end included only four months of the Bank's operations. The Company's primary source of income at that point in time was federal funds sold, as only approximately $2.1 million of the Bank's earning assets were invested in loans. Similarly, at June 30, 2007, the Bank's deposit totals stood at $3.7 million versus $10.7 million at June 30, 2008. While the Company's net interest margin for the June 30, 2007 quarter end and year-to-date periods approximately equaled its net interest margin at the comparable June 30, 2008 periods due to significantly higher interest rate levels and earning asset rates in early 2007, deposit pricing has remained fairly stable during the twelve month period between June 30, 2007 and 2008. The stability in that margin has been significantly impacted over the course of the year by higher levels of salary, benefits and other compensation expense as the Bank grew and added to staff; in aggregate, these expenses have increased by nearly one-third in the comparable year-to-date periods. Additionally, the commencement of banking services has resulted in significant increases in operating expenses in general. The advent of data processing contracts, marketing, a focus on advertising, business development initiatives, the costs of constructing and occupying the new headquarters building, as well as the costs of legal, accounting and audit costs associated with being a publicly owned corporation with a federally regulated bank have resulted in total non-interest related operating costs increasing approximately 350% between the June 30, 2007 and June 30, 2008 year-to-date periods.

The Company's assets and liabilities have grown by approximately 14% since year-end 2007. We believe this growth is primarily attributable to the new location of the Company's headquarters and to recent marketing and advertising promotions, all of which have begun to attract additional customer relationships into the Bank. The Bank's asset mix has continued to richen with the conversion of cash equivalent assets into loans. Net loans totaled $14,383,612 at quarter end, an increase of approximately $5.3 million over December 31, 2007, and were funded largely by deposits gathered amounting to $10,732,723. The Company expects this growth to continue for the foreseeable future, resulting in the continued enrichment in its asset mix as federal funds sold balances continue to be converted into higher-yielding loans.

An approximately 45% increase in deposits at quarter-end, as compared to year-end 2007, were comprised primarily of non-interest bearing demand balances and certificates of deposit. The Company's equity declined during the same period due exclusively to its operating losses discussed above.

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

FUNDING OF OPERATIONS AND LIQUIDITY

On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until June 30, 2007. Since the initial closing on February 26, 2007, the Company has closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of August 14, 2008, a total of 1,389,965 shares of the Company's common stock were issued and outstanding.

The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.

CAPITAL EXPENDITURES

The Company has made capital expenditures of $501,306 for the three month period ended June 30, 2008, for certain office equipment and construction costs associated with the new headquarters. The Company commenced occupancy of its headquarters on April 14, 2008, after extending approximately $2,200,000 for its construction.

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

On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of June 30, 2008, the Company's primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $3,796,789. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.

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

To effectively manage the balance sheet's liability mix, the Bank plans to expand its deposit base and converting assets to cash where necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an attempt to hedge against rapidly rising or falling interest rates. The Bank's asset and liability committee meets regularly to develop strategies for the upcoming period.

Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that would result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2008, the Company had unfunded loan commitments outstanding of approximately $4.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitments level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required.

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

The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2008:

Tier 1 capital                           $8,912
Total capital                            $9,134
Tier 1 capital to risk-weighted assets    55.35%
Total capital to risk-weighted assets     56.46%
Tier 1 capital to average assets          50.73%

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

Lotus Bancorp, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of June 30, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment, management determined that, as of June 30, 2008, the company's internal control over financial reporting is effective, based on those criteria.

There was no change in the company's internal control over financial reporting that occurred during the company's fiscal quarter ended June 30, 2008, that materially affected, or is reasonably likely to affect, the company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on May 21, 2008. At that meeting, the shareholders approved the following matters:

     PROPOSAL 1: ELECTION OF DIRECTORS

     That Sreenivas Cherukuri be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         99.58%
Withheld -     0.42%

     That V.S. Lingam be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         98.38%
Withheld -     1.62%

     That Satish B. Jasti be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         99.70%
Withheld -     0.30%

     That Jitendra Patel be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         99.58%
Withheld -      .42%

     That Natvarlal Patel be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         99.58%
Withheld -     0.42%

     That Jay Shah be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         98.38%
Withheld -     1.62%

     That D. Curt Shaneour be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2011.

For -         99.58%
Withheld -     0.42%

     PROPOSAL 2: APPROVAL OF 2008 STOCK INCENTIVE PLAN

     To approve the Lotus Bancorp, Inc. 2008 Stock Incentive Plan.

For -         89.43%
Against -      2.21%
Abstain -      8.36%

ITEM 5. OTHER INFORMATION.

     This item is not applicable.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
--------------   ----------------------
10               2008 Stock Incentive Plan

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

                                         LOTUS BANCORP, INC.


Date: August 14, 2008                    By: /s/ Satish B. Jasti
                                             -----------------------------------
                                             Satish B. Jasti
                                             President and Chief Executive
                                             Officer


Date: August 14, 2008                    By: /s/ Richard E. Bauer
                                             -----------------------------------
                                             Richard E. Bauer
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                        DESCRIPTION OF EXHIBIT
--------------   ---------------------------------------------------------------
10               2008 STOCK INCENTIVE PLAN*

31.1             CERTIFICATION PURSUANT TO RULES 13A - 15(E) AND 15D - 15(E) OF
                 THE SECURITIES EXCHANGE ACT

31.2             CERTIFICATION PURSUANT TO RULES 13A - 15(E) AND 15D - 15(E) OF
                 THE SECURITIES EXCHANGE ACT

32               CERTIFICATION PURSUANT TO RULES 13A - 14(B) OR RULE 15D - 14(B)
                 OF THE SECURITIES EXCHANGE ACT AND 18 U.S.C. SECTION 1350

* PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S PROXY STATEMENT FILED APRIL 8, 2008 AND INCORPORATED INTO THIS REPORT BY REFERENCE.