Form 10-Q
period 2008-09-30
Lotus Bancorp, Inc.
filed 2008-11-14
CIK 1365330

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

     Large accelerated filer [ ]                  Accelerated filer [ ]

     Non-accelerated filer [ ]                    Smaller reporting company [X]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of November 13, 2008 was 1,389,965 shares.

                                      INDEX

PART I FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION
   ITEM 3.  QUANTITATIVE AND QUALIFTATIVE DISCLOSURES ABOUT MARKET
            RISK
   ITEM 4T. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS
   ITEM 1A. RISK FACTORS
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ITEM 5.  OTHER INFORMATION
   ITEM 6.  EXHIBITS
SIGNATURES

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September
                                                      30, 2008       December
                                                     (unaudited)     31, 2007
                                                     -----------   -----------
Cash and cash equivalents
   Cash and due from banks                           $   239,627   $   356,783
   Interest bearing balances due from banks                   --     3,000,000
   Federal funds sold                                  1,927,153     4,209,078
                                                     -----------   -----------
      Total cash and cash equivalents                  2,166,780     7,565,861
Loans, less allowance for loan losses of
   $240,500 and $88,000 at September 30, 2008
   and December 31, 2007, respectively (Note 2)       19,256,930     9,021,152
Property & equipment, net of depreciation (Note 5)     3,524,140     2,507,552
Accrued interest receivable and other assets             165,739       186,961
                                                     -----------   -----------
      Total assets                                   $25,113,589   $19,281,526
                                                     ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      September
                                                       30, 2008      December
                                                     (unaudited)     31, 2007
                                                     -----------   -----------
Deposits (Note 3)
   Non-interest bearing                              $ 2,843,151   $ 1,401,162
   Interest bearing                                   11,339,770     5,981,961
                                                     -----------   -----------
      Total deposits                                  14,182,921     7,383,123
Accrued interest payable and other liabilities            87,743        39,277
                                                     -----------   -----------
      Total liabilities                               14,270,664     7,422,400
                                                     -----------   -----------
Stockholders' equity
   Common Stock, $0.01 par value
         Authorized -8,000,000 shares Issued
            and outstanding - 1,389,965 shares
            at September 30, 2008 and at
            December 31, 2007, respectively               13,899        13,899
Additional paid in capital                            13,974,867    13,950,787
Accumulated deficit                                   (3,145,841)   (2,105,560)
                                                     -----------   -----------
      Total stockholders' equity                      10,842,925    11,859,126
                                                     -----------   -----------
      Total liabilities and stockholders'
         equity                                      $25,113,589   $19,281,526
                                                     ===========   ===========

See accompanying notes to unaudited condensed financial statements

                              LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                              -------------------------   -------------------------
                                                  2008          2007          2008          2007
                                              -----------   -----------   -----------   -----------
Interest income:
   Loans receivable, including fees            $  261,217    $   78,787   $   622,957    $  102,608
   Interest bearing balances due from banks            --            --        23,034            --
   Federal funds sold                              10,712       158,875        63,895       481,921
                                               ----------    ----------   -----------    ----------
      Total interest income                       271,929       237,662       709,886       584,529
                                               ----------    ----------   -----------    ----------
Interest Expense:
   Deposits                                        67,381        43,498       173,909        74,970
   Other                                               --            --            --        21,675
                                               ----------    ----------   -----------    ----------
      Total interest expense                       67,381        43,498       173,909        96,645
                                               ----------    ----------   -----------    ----------
Net interest income                               204,548       194,164       535,977       487,884
                                               ----------    ----------   -----------    ----------
      Provision for loan losses                    18,500        30,500       152,500        57,500
                                               ----------    ----------   -----------    ----------
      Net interest income after provision         186,048       163,664       383,477       430,384
                                               ----------    ----------   -----------    ----------
Non-interest income:
   Service charges and fees                         5,662         2,661        14,613         3,646
   Gain on sale of loans                               --            --         4,575            --
   Other income                                     4,371            --         6,557            --
                                               ----------    ----------   -----------    ----------
      Total non-interest income                    10,033         2,661        25,745         3,646
                                               ----------    ----------   -----------    ----------
Non-interest expense:
   Compensation and employee benefits             228,942       189,407       715,246       563,956
   Occupancy and equipment                         64,524        48,380       172,987       125,469
   Stock based compensation                        14,448            --        24,080            --
   Professional fees                               46,000        33,000       147,000       110,419
   Data processing costs                           23,850        14,689        73,654        28,867
   Advertising and promotion                       12,575        29,518        43,910        79,996
   Travel and entertainment                        19,661        15,011        42,388        32,639
   Michigan business tax                            9,000            --        28,500            --
   ATM and debit card expenses                      8,770         7,621        26,040         8,929
   Other                                           55,586        50,298       175,698       128,198
                                               ----------    ----------   -----------    ----------
      Total non-interest expense                  483,356       387,924     1,449,503     1,078,473
                                               ----------    ----------   -----------    ----------
Loss before income tax benefit                   (287,275)     (221,599)   (1,041,281)     (644,443)
Income tax benefit                                     --            --            --            --
                                               ----------    ----------   -----------    ----------
Net Loss                                       $ (287,275)   $ (221,599)  $(1,040,281)   $ (644,443)
                                               ==========    ==========   ===========    ==========
Basic and Diluted Loss Per Share               $     (.21)   $     (.16)  $      (.75)   $     (.60)
                                               ==========    ==========   ===========    ==========
Weighted Average Shares Outstanding             1,389,965     1,389,965     1,389,965     1,077,082

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)

                              Common     Paid In     Accumulated
                              Stock      Capital       Deficit        Total
                             -------   -----------   -----------   -----------
Balance December 31, 2007    $13,899   $13,950,787   $(2,105,560)  $11,859,126
Stock option expense              --        24,080            --        24,080
Net loss                          --            --    (1,040,281)   (1,040,281)
                             -------   -----------   -----------   -----------
Balance September 30, 2008   $13,899   $13,974,867   $(3,145,841)  $10,842,925
                             =======   ===========   ===========   ===========

See accompanying notes to unaudited condensed financial statements

                               LOTUS BANCORP, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             2008            2007
                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Adjustments to reconcile actual loss to net cash
      from operating activities:
      Net loss                                            $ (1,040,281)    $  (644,443)
      Stock option expense                                      24,080              --
      Depreciation                                             111,395          77,984
      Provision for loan losses                                152,500          57,500
      Increase (decrease) in accrued interest
         receivable and other assets                            21,222         (50,125)
      (Increase) decrease in accrued interest payable
         and other liabilities                                  48,466           5,376
      Decrease in federal income taxes payable                      --          (7,700)
                                                          ------------     -----------
         Net cash used in operating activities                (682,618)       (561,408)
                                                          ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in loans                                (10,388,278)     (5,361,099)
      Purchase of equipment                                 (1,127,983)       (399,756)
                                                          ------------     -----------
         Net cash used in investing activities             (11,516,261)     (5,760,855)
                                                          ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in deferred offering costs                           --        (286,610)
      Increase in non-interest bearing deposits              1,441,989       1,332,806
      Increase (decrease) in interest bearing deposits       5,357,809       6,674,154
      Payments on line of credit                                    --      (1,856,775)
      Issuance of common stock and warrants                         --      13,789,650
      Decrease in advances from organizers                          --         (80,000)
                                                          ------------     -----------
      Net cash provided by financing activities              6,799,798      19,573,225
                                                          ------------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (5,399,081)     13,250,962
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,565,861           6,422
                                                          ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,166,780     $13,257,384
                                                          ============     ===========
Supplemental Disclosure of Non-Cash Financing
   Activity:
   Conversion of advances from organizers into
      shares of common stock                              $         --     $   109,990
Cash Paid for Interest                                    $    165,393     $    83.883

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. and its wholly-owned subsidiary, Lotus Bank. All significant inter-company accounts and transactions have been eliminated.

ORGANIZATION - Lotus Bancorp, Inc. (the "Company") was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the "Bank") on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of November 13, 2008, there were 1,389,965 shares of the Company's common stock issued and outstanding.

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

DEFERRED OFFERING COSTS - Direct costs relating to the offering of common stock totaled approximately $487,000 through September 30, 2008, and were capitalized and netted against the offering proceeds.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No.
157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such application is not expected to be material to our results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued, such as the period ended September 30, 2008. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.

Fair value levels for financial assets in instances where there is limited or no observable market activity and, thus, are determined upon estimates, are often derived based on the specific characteristics of the financial asset, as well as the competitive and economic environment in existence at that particular time. As a result, fair value levels cannot be measured with certainty and may not be achieved in a sale of the financial asset. Any pricing model utilized to determine fair value may contain potential weaknesses and variation in assumptions utilized, including discount rates, prepayment speeds, default rates and future cash flow estimates, can result in substantially different estimates of fair values. The Company has determined the impact of adopting FASB 157 is immaterial to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, ("FASB 158"), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior to service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date (the date at which the benefit obligation and plan assets are measured) is required to be the company's fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. This FASB is not applicable to the Company because they do not have defined benefit pension or other postretirement plans.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company has determined the impact of adopting FASB 159 is immaterial to the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity's derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related activities; and (3) how derivative instruments and related hedged items affect an entity's financial statements. SFAS No. 161 is effective beginning January 1, 2009. Management does not expect SFAS No. 161 will have a material effect on its derivative disclosures upon adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements in nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy for the auditing standards. We do not expect SFAS No. 162 to have a material effect on our consolidated results of operations or financial position upon adoption.

NOTE 2 - LOANS

A summary of the balances of loans as of September 30, 2008 and December 31,2007, respectively, is as follows:

                                            September 30, 2008   December 31, 2007
                                            ------------------   -----------------
Mortgage loans on real estate:
   Residential 1 to 4 family                    $ 1,977,180         $ 1,097,735
   Commercial                                     9,227,324           3,238,981
   Second mortgage                                  189,213             147,000
   Equity lines of credit                           824,857             363,462
                                                -----------         -----------
      Total mortgage loans on real estate        12,218,574           4,847,178
Commercial loans                                  6,639,818           3,441,966
Consumer installment loans                          648,675             802,756
                                                -----------         -----------
      Total loans                                19,507,067           9,091,900
                                                -----------         -----------
Less:
   Allowance for loan losses                        240,500              88,000
   Net deferred loan fees (costs)                     9,637             (17,252)
                                                -----------         -----------
      Net loans                                 $19,256,930         $ 9,021,152
                                                ===========         ===========

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of September 30, 2008:

                                         Maturing or repricing in
                                   ------------------------------------
                                   less than      1 to 5        after
                                     1 year        years       5 years       Total
                                   ----------   ----------   ----------   -----------
Commercial and financial           $8,330,523   $3,593,032   $3,943,587   $15,867,142
Real estate - mortgage              1,400,970    1,176,092      414,188     2,991,250
Installment loans to individuals      212,398      429,139        7,138       648,675
                                   ----------   ----------   ----------   -----------
Total loans                        $9,943,891   $5,198,263   $4,364,913   $19,507,067
                                   ==========   ==========   ==========   ===========

At September 30, 2008, loans maturing in greater than 1 year are comprised of the following:

Fixed rate      $9,322,439
Variable rate   $6,031,390

The Company has no loan concentrations greater than 10% of total loans.

An analysis of the allowance for loan losses is as follows:

                                             September 30, 2008
                                             ------------------
Balance at December 31, 2007                      $ 88,000
Provision for loan losses                          152,500
Loans charged-off                                       --
Recoveries on loans previously charged-off              --
                                                  --------
Balance at September 30, 2008                     $240,500
                                                  ========

At September 30, 2008, there were no loans considered to be impaired or over 90 days delinquent and still accruing.

In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $4,375,423 at September 30, 2008 and $1,027,280 at September 30, 2007.

NOTE 3 - DEPOSITS

The following is a distribution of deposits as of September 30, 2008 and December 31, 2007:

                                                September 30, 2008   December 31, 2007
                                                ------------------   -----------------
Non-interest bearing deposits                       $ 2,843,151          $1,401,162
NOW accounts                                            360,871             293,119
Savings and money market accounts                     6,837,104           4,396,649
Certificates of deposit less than $100,000            1,845,454             504,079
Certificates of deposit greater than $100,000         2,296,341             788,114
                                                    -----------          ----------
   Total                                            $14,182,921          $7,383,123
                                                    ===========          ==========

At September 30, 2008, the scheduled maturities of time deposits are as follows:

                          Less than   Greater than
                          $100,000      $100,000        Total
                         ----------   ------------   ----------
Less than one year       $1,747,454    $2,196,341    $3,943,795
One through five years       98,000       100,000       198,000
Over five years                  --            --            --
                         ----------    ----------    ----------
   Total                 $1,845,454    $2,296,341    $4,141,795
                         ==========    ==========    ==========

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

The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of September 30, 2008 and December 31, 2007 are shown below:

                               September 30, 2008   December 31, 2007
                               ------------------   -----------------
Commitments to extend credit       $5,829,000           $2,373,000
Standby letters of credit             886,017              212,214
Undisbursed lines of credit         2,904,149            2,608,965
                                   ----------           ----------
Total                              $9,619,166           $5,194,179
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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             September 30, 2008   December 31, 2007
                                             ------------------   -----------------
Building                                         $2,247,225           $1,276,741
Land                                                854,233              854,233
Office equipment                                    631,099              479,092
                                                 ----------           ----------
                                                  3,732,557            2,610,066
Less: Accumulated depreciation                      208,417              102,514
                                                 ----------           ----------
Property and equipment net of depreciation       $3,524,140           $2,507,552
                                                 ----------           ----------

On August 19, 2007, the Company broke ground and commenced construction on its headquarters building located at the intersection of 12 Mile and Dixon Roads in Novi, and took occupancy of the building on April 14, 2008. The approximately 5,200 square foot building features full service banking accommodations and also houses the Company's executive management.

NOTE 6 - INCOME TAXES

The Company has net operating loss carryforwards of approximately $3,146,000 as of September 30, 2008 that are available to reduce future taxable income through the year ending December 31, 2027. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.

The components of the Company's net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
   Net Operating Loss Carryforward   $ 1,069,586
   Less: Valuation Allowance          (1,069,586)
                                     -----------
      Total net deferred tax asset   $        --
                                     -----------

A reconciliation of the provision for income taxes for each period ended September 30 follows:

                                                                2008        2007
                                                             ---------   ---------
Income tax benefit at federal statutory rate of 34 percent   $ 353,696   $ 219,111
Change in valuation allowance                                 (354,000)   (219,000)
Other - net                                                        304        (111)
                                                             ---------   ---------
Net income tax expense                                       $      --   $      --
                                                             ---------   ---------

NOTE 7 - STOCK BASED COMPENSATION

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

At September 30, 2008, stock options outstanding had a weighted average remaining contractual life of 9.6 years. The following table summarizes stock options outstanding and aggregate intrinsic value as of September 30, 2008:

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

The Company did not grant stock options during the three months ended September 30, 2008. During the nine month period ended September 30, 2008, the Company granted 59,024 options to purchase common stock to certain officers of the Company.

The fair value of the stock options granted during the nine month period ended September 30, 2008 was $3.66 per share. A summary of the weighted average assumptions used in the Black-Scholes pricing model for grants of stock options during the nine month period ended September 30, 2008 were as follows:

                            Nine Months Ended
                           September 30, 2008
                           ------------------
Risk Free Interest Rate           3.81%
Expected Volatility              22.00%
Expected Dividend Yield           0.00%
Expected Life (in years)          8.00
Forfeiture Rate                   0.00%

Stock options have an exercise price of $10.00 per share. 41,649 of the options vest over a five year term, while 17,375 of the options vest ratably over a three year term. All of the options expire 10 years following the date of grant.

As of September 30, 2008, there was $191,928 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 2.1 years. Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.

As of September 30, 2008, there were 59,024 options to purchase the Company's common stock issued and outstanding.

In conjunction with its initial stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company's common stock were outstanding as of September 30, 2008 and 277,993 warrants to purchase the Company's stock were issued and outstanding as of September 30, 2007.

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

NOTE 8 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Company were well capitalized as of September 30, 2008.

The Bank's and Company's actual capital amounts and ratios as of September 30, 2008 are presented in the following table (dollars in thousands):

                                                  For Capital           To Be
                                  Actual       Adequacy Purposes   Well Capitalized
                             ---------------   -----------------   ----------------
                              Amount   Ratio    Amount    Ratio     Amount    Ratio
                             -------   -----   --------   ------   -------   ------
As of September 30, 2008:
Total Risk Based Capital
   to Risk Weighted Assets
      Lotus Bank             $ 8,871   36.67%    $1,935   8.00%     $2,419   10.00%
      Lotus Bancorp, Inc.     11,084   45.81%     1,936   8.00%      2,420   10.00%
Tier One Capital to Risk
   Weighted Assets
      Lotus Bank             $ 8,630   35.67%    $  968   4.00%     $1,452    6.00%
      Lotus Bancorp, Inc.     10,843   44.81%       968   4.00%      1,452    6.00%
Tier One Capital to
   Assets
      Lotus Bank             $ 8,630   34.37%    $1,004   4.00%     $1,256    5.00%
      Lotus Bancorp, Inc.     10,843   43.18%     1,004   4.00%      1,256    5.00%

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

OVERVIEW

Lotus Bancorp, Inc.(the "Company") is a Michigan corporation that was incorporated on October 27, 2004 to serve as a bank holding company for Lotus Bank (the "Bank"). On February 2, 2007, the Company received approval from the Federal Reserve Bank of Chicago to become a bank holding company. The Bank received final regulatory approvals on February 5, 2007, and commenced banking operations on February 28, 2007. The Company has no material business operations other than owning and managing the Bank, and has no plans for other business operations in the foreseeable future.

The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. The initial public offering was completed on September 30, 2007. On February 26, 2007, we broke escrow in the amount of $12,769,358, which consisted of $12,582,050 in stock subscriptions received and $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650. As of November 13, 2008, there were 1,389,965 shares of the Company's common stock issued and outstanding.

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

FINANCIAL RESULTS

For the three and nine months ended September 30, 2008, the Company generated net losses of $287,275 and $1,040,281, respectively. The largest expenses in the quarter ended September 30, 2008 were compensation and employee benefits which amounted to $228,942, occupancy and equipment costs totaling $64,524, professional fees totaling $46,000, data processing expenses totaling $23,850, and advertising and promotion costs totaling $12,575. Similarly, for the nine months ended September 30, 2008 the largest expenses were compensation and employee benefits totaling $715,246, occupancy and equipment costs amounting to $172,987, professional fees totaling $147,000, data processing costs totaling $73,654, and advertising and marketing costs amounting to $43,910. Additionally, stock based compensation expense totaling $14,448 was recognized during the quarter ended September 30, 2008, and amounted to $24,080 year-to-date. Interest and fee income for the quarter of $271,929 was largely due to interest and fees on loans of $261,217 and federal funds sold of $10,712, which was offset by interest expense on deposits of $67,381. On a year-to-date basis, interest and fee income totaling $709,886 was offset by interest expense of $173,909. On a year-to-date basis, provisions to the reserve for possible loan loss amounted to $152,500, and the reserve stood at $240,500, or 1.23% of total loans outstanding at September 30, 2008. While the Company has no loans past due more than 30 days, no watch list loans, or any loans in nonaccrual status, the Company's management felt it prudent to increase its loan loss reserve given the state of both the local and national economies.

In comparing the September 30, 2008 quarterly and year-to-date results to those same period ends in 2007, it is necessary to remember that the Company's subsidiary bank had only been in operation since February 28, 2007, and therefore the September 30, 2007 period end included only seven months of the Bank's operations. The Company's primary source of income at that point in time was federal funds sold, as only approximately $5.3 million of the Bank's earning assets were invested in loans. Similarly, at September 30, 2007, the Bank's deposit totals stood at $8.0 million versus $14.2 million at September 30, 2008. While the Company's net interest margin for the September 30, 2007 quarter end and year-to-date periods approximately equaled its net interest margin at the comparable September 30, 2008 periods due to significantly higher interest rate levels and earning asset rates in early 2007, deposit pricing has exhibited significant upward pressure in the latter part of the second quarter and the third quarter of 2008. The stability in that margin has been offset over the course of the year by higher levels of salary, benefits and other compensation expense as the Bank grew and added to staff. In aggregate, these expenses have increased by nearly one-third in the comparable year-to-date periods. Additionally, the commencement of banking services has resulted in significant increases in operating expenses in general. The advent of data processing contracts, marketing, a focus on advertising, business development initiatives, the costs of constructing and occupying the new headquarters building, as well as the costs of legal, accounting and audit costs associated with being a publicly owned corporation with a federally regulated bank have resulted in total non-interest related operating costs increasing approximately 375% between the September 30, 2007 and September 30, 2008 year-to-date periods.

The Company's assets and liabilities have grown by approximately 30% since year-end 2007. We believe this growth is primarily attributable to the new location of the Company's headquarters, recent marketing and advertising promotions, and perceived instability of competitor financial institutions, all of which have attracted additional customer relationships into the Bank. The Bank's asset mix has continued to improve with the conversion of cash equivalent assets into loans. Net loans totaled $19,256,930 at quarter end, an increase of approximately $10.0 million over December 31, 2007, and were funded largely by increases in deposits gathered amounting to $14,182,921. The Company expects this growth to continue for the foreseeable future, as tempered competition and increased consolidation in its market allow it to gain more customer relationships, resulting in the continued enrichment in its asset mix as federal funds sold balances continue to be converted into higher-yielding loans.

An approximately 92% increase in deposits at quarter-end, as compared to year-end 2007, were comprised primarily of non-interest bearing demand balances and certificates of deposit. The Company's equity declined during the same period due exclusively to its operating losses discussed above.

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

FUNDING OF OPERATIONS AND LIQUIDITY

On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until

June 30, 2007. Since the initial closing on February 26, 2007, the Company closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of November 13, 2008, a total of 1,389,965 shares of the Company's common stock were issued and outstanding.

The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.

CAPITAL EXPENDITURES

The Company has made capital expenditures of $4,604 for the three month period ended September 30, 2008, for certain office equipment, and sold certain office equipment with a cost of $4,484 for the three month period ended September 30, 2008. The sale of this equipment resulted in a gain in the amount of $745. The Company commenced occupancy of its headquarters on April 14, 2008, after expending approximately $2,200,000 for its construction.

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

On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of September 30, 2008, the Company's primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $2,166,780. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.

Additionally, the Bank has arranged a federal funds borrowing line with one of its correspondent banks, has gained access to the discount window of the Federal Reserve Bank of Chicago (the "FRBC"), and has established a borrowing line with the Federal Home Loan Bank of Indianapolis (the "FHLBI"). Any borrowings from the FRBC and the FHLBI are required to be collateralized with certain of the Bank's assets. The federal funds line is unsecured.

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

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2008, the Company had unfunded loan commitments outstanding of approximately $9.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitments level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required.

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

The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2008:

Tier 1 capital                           $8,630
Total capital                            $8,871
Tier 1 capital to risk-weighted assets    35.67%
Total capital to risk-weighted assets     36.67%
Tier 1 capital to average assets          34.37%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item does not apply to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

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

Lotus Bancorp, Inc.'s management assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment, management determined that, as of September 30, 2008, the Company's internal control over financial reporting is effective, based on those criteria.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2008, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

     This item is not applicable.

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

                                       LOTUS BANCORP, INC.


Date: November 13, 2008                By: /s/ Satish B. Jasti
                                           -------------------------------------
                                           Satish B. Jasti
                                           President and Chief Executive Officer


Date: November 13, 2008                By: /s/ Richard E. Bauer
                                           -------------------------------------
                                           Richard E. Bauer
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