Form 10-K
period 2008-12-31
Lotus Bancorp, Inc.
filed 2009-03-18
CIK 1365330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT 0F 1934
For the Fiscal Year Ended December 31, 2008
Commission File Number 333-135107
LOTUS BANCORP, INC
(Exact name of registrant as specified in its charter)

Michigan	20-2377468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
44350 West Twelve Mile Road, Novi, MI 48377
(Address of principal executive offices, including zip code)
(248) 735-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 17, 2009 was $13,899,650.
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 17, 2009 was 1,389,965 shares.

Disclosure Regarding Forward Looking Statements
This report contains forward looking statements throughout that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward looking statements. These forward looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to the following: expected cost savings and synergies from our acquisition strategies may not be realized within the expected timeframes, and costs or difficulties related to integration matters might be greater than expected; expenses associated with the implementation or our trust and wealth management services might be greater than expected, whether due to possible need to hire more employees than anticipated or other costs incurred in excess of budgeted amounts; the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor’s pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers’ needs and development in the marketplace; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business.

PART 1
ITEM 1. Business
Overview
Lotus Bancorp, Inc. (the “Company”) was organized as a Michigan corporation on October 27, 2004 to serve as a bank holding company for Lotus Bank (the “Bank”). The Company received approval from the Federal Reserve Bank of Chicago on February 2, 2007 to become a bank holding company upon the acquisition of 100% of the common stock of Lotus Bank. The Bank received final regulatory approvals on February 5, 2007, and commenced banking operations on February 27, 2007. The Company has no material business operations other than owning and managing the Bank, and has no plans for other business operations in the foreseeable future.
Philosophy and Strategy
Lotus Bank operates as a full-service community bank headquartered in Novi, Michigan. The Bank offers a full range of sophisticated commercial and consumer banking products to small and medium-sized businesses, licensed professionals and consumers, while emphasizing a unique and personalized service experience, customized and tailored to fit the needs of its clients.
To carry out this philosophy, the Bank’s business strategy involves the following:
•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its organizers and executive officers;

•	Hiring and retaining qualified and experienced banking personnel;

•	Providing individualized attention with consistent, locally-based decision making authority;

•	Utilizing technology and strategic outsourcing to provide a wide array of convenient products and services;

•	Operating from a highly visible and accessible banking office in close proximity to a concentration of targeted commercial businesses, professionals and consumers;

•	Encouraging our shareholders to become customers by offering additional incentives;

•	Attracting its initial customer base by offering competitive interest rates on deposit accounts; and

•	Implementing a strong and effective marketing program.
Market Opportunities
Primary service areas. Lotus Bank’s primary service area is Oakland County, Michigan generally, and the cities of Novi, Farmington, Farmington Hills, West Bloomfield, Wixom and Commerce Township specifically. The Bank operates out of its permanent facility at 12 Mile and Dixon Roads in Novi. Lotus Bank draws most of its customer base from and within its primary service areas. Oakland County offers a stable population and is one of the most affluent counties in the country in terms of per capita income. Additionally, Lotus Bank focuses on serving the banking needs of the Asian-Indian community through specific target marketing efforts.
Local economy. The Novi market is undergoing positive economic change and is considered a bright spot within the larger context of the Detroit Metropolitan Statistical Area (“MSA”). Two significant suburban hospital expansions within a three mile radius of the Bank’s facility are investing $550 million into the local economy; the spin-off economic activity associated with these developments include medical office, medical provider, financial services and technology sector expansion. Although the events occurring nationally in the financial and credit markets, as well as the economic events occurring locally with southeast Michigan’s automotive sector, declining housing values, high foreclosure rates, and high rates on unemployment, we believe that the condition of the Bank’s primary banking market make it less likely for the Bank to be impacted by industry-specific economic conditions, particularly those manufacturing related, than would be the case in adjoining markets.
The Novi area has maintained a stable population over the last decade, and is projected to grow at a rate of 0.31% per year over the next several years, reaching approximately 177,406 residents by 2010. The median household income in the Bank’s primary service area is $106,494, with an average income level nearly twice that of the State of Michigan. Additionally, over 25% of the residences in the Novi area have been built since 1990. All of the projected growth rates and statistics are based on forecasts developed by Claritas. Claritas is an organization that gathers demographic data and market research information about population, consumer behavior and market segments.
Substantially all of the Bank’s business is concentrated in Southeast Michigan. The Southeast Michigan region is presently characterized by a weakened manufacturing economy, high levels of unemployment, high inventories of unsold residential housing, declining real estate values and increasing borrower defaults. In particular, the automotive manufacturing sector and its associated suppliers are struggling to survive.
The Bank’s results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, changes in interest rates, and the monetary and fiscal policies of the federal government. The Bank’s profitability is, in part, dependent on the spread between the interest rates the Bank earns on investments and loans and the interest rates the Bank pays on deposits and other interest-bearing liabilities. The Bank’s net interest spread and margin will be affected by general economic conditions and other factors beyond the Bank’s control that influence market interest rates. In addition, the Bank has a significant concentration of loans to individuals and businesses in its primary market area and any decline in the economy of this area could have a material adverse effect on the Bank and the Company.

Competition. The market for financial services is rapidly changing, intensely competitive, and likely to become more competitive as the number and types of market entrants increase. Lotus Bank competes for both lending and deposit business with other commercial banks, thrifts, credit unions, finance companies, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and others that may offer more attractive financing alternatives than the Bank. Many of these competitors are headquartered out-of-state. Because much of the competition’s decision making is not local, there is the perception that a lack of consistency exists amongst these firms’ local leadership. Through our local ownership and leadership, we believe that there is a significant opportunity for Lotus Bank to acquire market share from our competition by offering superior customer service and local decision making to small and medium-sized local businesses and consumers. We recognize that in order to effectively execute this strategy, our relative lack of resources as compared to our competition may require Lotus Bank to offer higher interest rates to attract depositors and offer lower lending rates to attract borrowers.
Business Strategy
Management philosophy. Lotus Bank is a full service commercial bank focusing on community involvement and highly personalized service while providing small and medium-sized business, licensed professionals and individuals competitive and sophisticated financial products typically offered by larger financial institutions. The Bank distinguishes itself from competitors through this strategy, and endeavors to hire the most qualified and experienced people in the market to execute the Bank’s commitment to customer service. Accordingly, the Bank will implement the following operating and growth strategies:
Operating strategy. In order to achieve the high level of customer service that we believe will be necessary to attract customers and to develop Lotus Bank’s reputation as a local bank with a community focus, the following operating strategy will be employed:
•	Experienced Senior Management. Lotus Bank’s senior management team possesses extensive experience in the banking industry, as well as substantial business and banking contacts in our primary service area. Satish Jasti, the Bank’s President & CEO, has over twenty-five years of banking experience, as does Richard Bauer, the Bank’s Executive Vice President & CFO. Christer D. Lucander , the Bank’s Executive Vice President & CLO, has over 24 years of experience in the local banking market.

•	Quality employees. Lotus Bank strives to hire only seasoned and highly trained staff. The Bank leverages its technological advantage by training its staff to anticipate and answer questions about its products and services by having all of the customer’s relationship information at the employee’s fingertips.

•	Community-oriented board of directors. All of Lotus Bank’s directors are experienced bankers, licensed professionals or local business and community leaders. Many of its directors are residents of our primary service area, and all have significant business ties to the region, enabling them to be proactive in and responsive to the needs of the community. Additionally, the board of directors represents a wide range of business experience and community involvement. We expect that the board of directors will attract substantial business and banking prospects to Lotus Bank through their extensive network personal and business affiliations.

•	Visible banking center. Lotus Bank’s headquarters building has been constructed at the intersection of 12 Mile and Dixon Roads, a highly visible site located near major retail and commercial centers of the area and in close proximity to heavily traveled traffic arteries. This building gives the Bank a striking and highly visible presence in a market dominated by out-of-state competitors, and enhances the Bank’s image as a strong competitor.

•	Individual customer focus. Lotus Bank focuses on providing superior individual service and attention to our target customer base, which includes the Asian-Indian and local businesses, professionals and individuals. This focus allows the Bank’s employees to respond more quickly and attentively to product and credit requests by developing a personal knowledge of the customer. Our products and services are delivered personally through technological and non-technological delivery systems that are effective and state-of-the-art. Lotus Bank clients enjoy relationships with the Bank’s senior officers, directors and staff, and are offered technologically advanced banking products such as online banking and cash management and electronic remote deposit capture.

•	Financial and information center. Lotus Bank serves as a financial and informational center for the communities it serves. It has committed to sponsor an annual chamber of commerce economic luncheon, is active in other local associations whose aim is to discuss common business interests and networking, and has adopted an area elementary school where Lotus Bank employees will educate the students in savings and other financial management habits.

•	Marketing and advertising. Lotus Bank has engaged a highly creative and qualified firm to assist it in executing and guiding its marketing efforts to the community. The firm has developed a unique and distinctive image and approach that Lotus Bank will use to effectively distribute its products and services.
Growth strategy. Because we believe that the growth and expansion of the Bank’s operations is integral to our success, the following are the Bank’s growth strategies:
•	Capitalize on community orientation. Lotus Bank capitalizes on its reputation as an independent, locally-owned and based community bank to attract small and medium-sized businesses, licensed professionals, and individuals that may be underserved by larger banking institutions in our primary service area.

•	Emphasize local decision-making. The Bank emphasizes local decision-making by experienced bankers. This helps Lotus Bank attract local businesses and service-minded customers.

•	Attract experienced lending professionals. Lotus Bank seeks to hire experienced, well trained lending professionals capable of soliciting loan business immediately.

•	Be a low-cost provider of products and services. The Bank’s range of services, pricing strategies, interest rates earned and paid, and hours of operation are all structured to attract its target customers and increase its market share. Additionally, Lotus Bank passes on to its customers low overhead costs in the form of reduced fees on its products, especially its deposit products.

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
The Bank’s loan approval policies provides for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or Lotus Bank’s management loan committee, or in certain cases, the Bank’s board of director’s loan committee, may approve the request. The Bank will not make any loans to any of its directors or executive officers unless the board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.
Lending limits. The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply depending on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, Lotus Bank will be able to loan any one borrower a maximum amount equal to either:
•	15% of the Bank’s capital and surplus; or

•	Upon 2/3’s vote of the bank’s board of directors, 25% of its capital and surplus.
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
Real estate loans. Lotus Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. The following is a description of each of the major categories of real estate loans the Bank make and the risks associated with each class of loan:
•	Commercial real estate. Commercial real estate loan terms generally are limited to five years or less through maturity, call provision, or other re-pricing provision. Payments may be structured on a longer amortization basis. Interest rates may be fixed or variable, although rates typically will not be fixed for a period exceeding the loans maturity or call provision. Lotus Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property, supported by a review by Bank management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of the real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•	Construction and development loans. Lotus Bank will consider making owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider making construction and development loans on a pre-sold basis, not to exceed six months, with renewals and extensions to be made in six month increments. The ratio of principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•	Residential real estate. The Bank’s residential real estate loans consists of residential second mortgage and home equity line of credit loans, residential construction loans and traditional mortgage lending for one-to-four family residences. Lotus Bank expects that any long term fixed rate mortgages will be underwritten for resale in the secondary mortgage market. All loans are made in accordance with Lotus Bank’s appraisal policy with the ratio of loan principal to the value of collateral as established by independent appraisal in the range of 75-80%, depending on the type of loan. Should this ratio be above 80%, private mortgage insurance is required. The Bank believes that these loan to value ratios are sufficient to compensate for fluctuations in real estate market values and to minimize losses that could result from a downturn in the residential real estate market.
Commercial loans. Loans for commercial purposes in various lines of businesses are one of the components of the Bank’s loan portfolio. The target commercial loan markets are retail establishments, licensed professional companies, and small to medium-sized businesses. The terms of these loans vary by purpose and type of underlying collateral, if any. The commercial loans are underwritten primarily on the basis of the borrower’s ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year on a revolving basis, or 120 days on a single pay basis, and are collateralized by borrower assets or a personal guarantee. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured by other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability to both properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in evaluating the risk of making such loans.
Consumer loans. Lotus Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Repayment of consumer loans depends on the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than are characteristic in the repayment of other types of loans. Because many consumer loans are secured by depreciable assets such as cars or boats, the loan is amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow, and determine the impact of all of these factors on the ability of the borrower to make future payments as agreed.
Investments
In addition to loans, Lotus Bank may make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by policy, law or regulation. The asset-liability management committee reviews any investments in the investment portfolio on an ongoing basis in order to ensure that the investments conform to the policy as set forth by the Bank’s board of directors.
Asset and liability management
The asset and liability management committee oversees Lotus Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these functions within the framework of written loan and investment policies of the Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity or re-pricing opportunity and endeavors to manage any gaps in these ranges.
Deposit services
Lotus Bank seeks to establish a broad base of core deposits, including savings, checking, NOW, and money market accounts, as well as a wide variety of certificate of deposit and individual retirement accounts. The Bank intends to initially leverage its original shareholder base, which is comprised of residents of our primary service area, into a source of core deposits. In addition, the Bank will implement an aggressive marketing and advertising campaign in its primary service area featuring a broad range of low cost products at competitive interest rates and terms. The targeted sources of deposits are residents of, professionals in, and businesses and their employees located in our primary service area. Lotus Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements placed in the local media.
Other banking services
Other anticipated banking services include, cashier’s checks, traveler’s checks, direct deposit, wire transfer, international money transfer, bank by mail, Internet banking, automated bill pay, remote deposit capture, automated teller machines, and ATM/debit cards. The Bank is associated with nationwide networks of automated teller machines in order to provide its customers with convenient cash access throughout Michigan and other regions. Lotus Bank also offers credit card and merchant credit card processing through a third-party or correspondent bank relationship, with the Bank acting as agent. The Bank does not plan to exercise trust powers and may do so in the future only with prior regulatory approval.
Employees
Lotus Bank’s success depends, in part, on its ability to attract, retain and motivate highly qualified management and staff, for whom competition is rigorous. As of March 17, 2009, the Company has no employees, and the Bank has 13 employees, of whom 11 are full time employees.
Supervision and Regulation
General
The growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Regulation (the “OFIR”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the

Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.
The following references to material statutes and regulations affecting the Company and the Bank are brief summaries and do not purport to be complete, and are qualified in their entirety by reference to such statues and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.
The Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.
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
The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities that are deemed to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing securities brokerage services for customers.
In November 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Under the GLB Act, a bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Reinvestment Act ratings of at least “satisfactory” may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.
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
The Federal Reserve capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least 4% must be Tier I capital (which consists principally of shareholders’ equity). The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated bank holding companies, with minimum requirements of 4% to 5% for all others.
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
Pursuant to its Small Bank Holding Company Policy, the Federal Reserve exempts certain bank holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $500 million in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets less than $500 million are subject to various restrictions on debt including requirements that debt be retired within 25 years of being incurred, that the debt to equity ratio be .30 to 1 within 12 years of the incurrence of the debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.
Dividends. The Company is organized under the Michigan Business Corporation Act (the “MBCA”). The MBCA allows the Company to legally declare or pay dividends only if after the distribution, a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.
Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can be funded in ways that weaken the bank holding company’s financial health, such as borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound banking practices or violations of applicable statutes and regulations. Among these powers id the ability to proscribe the payment of dividends by banks and bank holding companies.
Recent Developments
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to the authority under EESA, The Treasury created the Troubled Assets Relief Program Capital Purchase Program (the “TARP CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Company did not apply to participate in the TARP CPP.
The Bank
General. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIR and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIR and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.
Business Activities.
State Bank Activities — Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund.
The GLB Act also authorizes state insured banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least “satisfactory” and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank holding company and its subsidiaries.
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

Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one person is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.
Enforcement. The OFIR and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIR has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIR also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.
The FDIC has similar broad authority, including authority to bring enforcement actions against all “institution-affiliated parties” (including shareholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.
Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.
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
The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.
Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.
The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of not less than 4%.
Prompt Corrective Regulatory Action. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.
A bank generally is considered “adequately capitalized” if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be “undercapitalized.” A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be “significantly undercapitalized,” and a bank is considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.

Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” In addition, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank’s assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2009. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rule making authority, to better price deposit insurance for risk that was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III, or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007, such as the Bank, which will have their assessment base determined using average daily balances of insured deposits.
As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making the adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long term debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk category IV, the total base assessment rate will be between 40 and 77.5 basis points.
On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, that imposes an emergency special assessment equal to 20 basis points of an institution’s assessment base on June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for additional possible special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.
On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TGLP”) pursuant to which depository institutions could elect to participate. Pursuant to the TGLP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior debt issued by participating financial institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.
Coverage under the TGLP was available to any eligible institution that did not elect to opt out of the TGLP on or before December 5, 2008. The Bank did not opt out of the Transaction Account Guarantee portion of the TGLP. The Company and the Bank also did not opt out of the Debt Guarantee program.
Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Due to FDIC requirements, it is expected that the Bank will not be permitted to make dividend payments to the Company during the first three (3) years of the Bank’s operations. Additionally, OFIR and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.

Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends.
Loans to Directors, Executive Officers, and Principal Shareholders. Under FDIC regulations, the Bank’s authority to extend credit to executive officers, directors, and principal shareholders is subject to substantially the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.
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
Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain reserves against a stated percentage of their transaction accounts, as follows:
•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% against that portion of the total transaction accounts greater than $44.4 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.
ITEM 1A. Risk Factors
This item does not apply to smaller reporting companies.
ITEM 2. Properties.
Lotus Bank operates out of a newly constructed, full service bank building located near the intersection of 12 Mile and Dixon Roads in Novi. This distinctive building was constructed on the front parcel of 2.5 acres of land that Lotus Bancorp, Inc. purchased in August of 2006. The building fronts 12 Mile Road, across from the Twelve Mile Crossing Mall and adjacent to the Twelve Oaks Mall, and near two several-hundred unit residential developments. The construction on this facility was completed in April, 2008. Management believes that this headquarters facility, at 5,200 square feet, will be sufficiently sized to meet the business needs of the Company and the Bank. Additionally, this facility is adequately covered by the appropriate insurances.
ITEM 3. Legal Proceedings.
There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject, nor are there any material proceedings known to the Company in which any director, officer or affiliate, or any principal shareholder is a party adverse to, or has an interest adverse to, the Company or the Bank.
ITEM 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no established market for the common stock of the Company, and an active trading market is not likely to develop. The Company has future plans to list its common stock on the OTC Bulletin Board and expects at least one company to make a market in its shares.
Common Stock
As of December 31, 2008, and as of March 17, 2009, 1,389,965 shares of the Company’s common stock were issued and outstanding, and there were approximately 220 shareholders of record.
Dividends
Because, as a holding company, the Company conducts no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank. Currently, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective boards of directors consider relevant.
Warrants
As of December 31, 2008, warrants to purchase up to 420,493 shares of the Company’s common stock were outstanding, as follows:

Warrant Type	Outstanding	Terms

Shareholder	277,993	$12.50/share strike price; Three year term to expire February 27, 2010
Organizer	142,500	$10.00/share strike price; Ten year term to expire February 27, 2017

Total	420,493

As of March 17, 2009, warrants to purchase up to 420,493 shares of the Company’s common stock were outstanding.
Organizer and initial shareholder warrants to purchase fractional shares were not issued. Instead, we rounded down to the next whole number in calculating the number of warrants to issue to any shareholder. Holders of warrants will be able to profit from any rise in the market value of our common stock over the exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank’s capital falls below the minimum level as required by the FDIC, we may be directed to require the shareholders to exercise or forfeit their warrants.
Options
As of December 31, 2008, options to purchase up to 59,024 shares of the Company’s common stock were outstanding. The stock options, which vest variably over a period of five years, have an exercise price of $10.00 per share and expire on May 21, 2018.
As of March 17, 2009, there were 59,024 options to purchase the Company’s common stock issued and outstanding.
Recent Sales of Unregistered Securities
The Company has not sold any unregistered securities.
Issuer Purchases of Equity Securities
The Company has not repurchased any securities during the period covered by this report.
ITEM 6. Selected Financial Data
This item does not apply to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis
The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.
Overview
The Company is a Michigan corporation that was incorporated on October 27, 2004 to organize and serve as the holding company for a Michigan state bank, Lotus Bank (the “Bank”). The Bank is a full service commercial bank headquartered in Novi, Michigan, and serves the city of Novi, Michigan and the neighboring communities of Commerce Township, Farmington, Farmington Hills, Northville, West Bloomfield and Wixom, and offers a broad array of commercial and consumer banking products and services to small and medium-sized businesses, licensed professionals and individuals.
On January 11, 2006, applications were filed with the Michigan Office of Financial and Insurance Regulation (OFIR) and with the Federal Deposit Insurance Corporation (FDIC) for permission to organize the Bank and for federal deposit insurance, respectively. The Bank received the regulatory approvals of the OFIR and FDIC; however, these regulatory approvals were subject to certain conditions that the Bank had to satisfy before receiving a license to commence banking operations, including; (1) capitalizing the Bank with at least $10.1 million after pre-opening expenses, and (2) instituting appropriate banking policies and procedures. These conditions were satisfied, and the Company capitalized the Bank by downstreaming $10,500,000 of proceeds from its initial public offering into the Bank’s capital accounts on February 27, 2007; the Bank commenced banking operations on February 28, 2007.
The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective August 14, 2006. Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company’s stock, $.01 par value per share, and a maximum of 1,600,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company raised a total of $13,899,650 and capitalized the Bank with $10,500,000.
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
The results of operations may also be affected by local and general economic conditions. The largest section of our customer base is located in Oakland County, Michigan. The economic base of the County continues to diversify from the automotive service sector. While this trend continues, the region has been presented with significant economic challenges as a result of the national economic contraction, disruptions in the financial and credit markets, and locally, the severe difficulties of the automotive manufacturing sector. Significant business operation downsizing, job cuts, high unemployment, declining real estate values and high rates of foreclosure, among other factors, have resulted in a challenging operating environment for many sectors of the Michigan economy, including the Michigan banking industry. Changes in the economy may affect the demand for commercial and consumer loans and related small business and retail banking products. This could have a significant impact on how the Company deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Oakland County market may affect the pricing levels of various deposit products. The competitive rates on deposit products may increase the relative cost of funds for the Company and thus negatively impact net interest income.
The Company continues to see competitive deposit rates offered from local financial institutions in its market. Management attributes this primarily to several local competitors that have required significant amounts of liquidity, but also to the profound disruptions nationally in the financial, credit and liquidity markets. Additionally, several local competitors appear to have materially slowed or even stopped lending in the Bank’s market area. While these events have presented the Bank with significant opportunities for new business growth, management has chosen to remain diligent and cautious in acquiring new customer relationships.
CRITICAL ACCOUNTING POLICIES
Allowance for Loan Losses
The Company performs a detailed quarterly review of the allowance for credit losses. The Company evaluates those loans classified as substandard, under its internal risk system, on an individual basis for impairment under SFAS 114. The level and the allocation of the allowance are determined primarily on management’s evaluation of collateral value, less the cost of disposal, for loans reviewed in this category. The remainder of the total loan portfolio is segmented into homogenous pools with similar risk characteristics for evaluation under SFAS 5. The Company uses factors such as historical portfolio losses amongst peer group banks, national and local economic trends, and levels of delinquency to determine the appropriate level and allocation of the allowance for loans in this grouping. The Company’s policy dictates that specifically identified credit losses be recognized immediately by a charge against the allowance for loan losses. The Bank is also required to maintain certain minimum levels of reserves during its first three years of operation based upon the business plan submitted as part of the regulatory approval process and based upon the order granting it permission to operate by the State of Michigan, Office of Financial and Insurance Regulation.

Inherent risks and uncertainties related to determination of adequacy of the allowance for loan losses require management to depend on estimates, appraisals and evaluations of loans to prepare the analysis. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.
Stock Compensation Plans
Under the Company’s stock-based incentive plan, the Company may grant stock options to its directors, officers and employees for up to 166,795 shares of common stock. Effective January 1, 2007, the Company adopted the fair value recognition provisions of SFAS 123(R), Share Based Payments. SFAS 123(R) established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. 59,024 options were granted to certain officers in 2008. Implementation of SFAS 123(R) did not have a material impact on the Company’s financial results.
RESULTS OF OPERATION
The Company’s (and the Bank’s) main office is located at the intersection of 12 Mile and Dixon Roads in Novi, Michigan. The construction of this office was completed in April 2008. Prior to that date, the Company (and Bank) operated out of a leased facility located at 45650 Grand River Avenue, Novi, Michigan 48374.
The Company used approximately $2,550,000 of the proceeds of its initial public offering to pay off a portion of the line of credit used to purchase the land, construct the facility, and purchase furniture, fixtures and equipment for its banking location. The Bank expects to hire up to 2 additional full-time equivalent employees to staff its banking office within the next twelve months, and the Company does not expect that it will have any employees who are not also employees of the Bank.
The Bank has used the remainder of its capital proceeds for customer loans, investments and other general banking purposes. We believe that the Company’s minimum initial public offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12 month period following its initial public offering. However, the Company cannot provide assurance that it will not need to raise additional capital within the next three years or over the next 12 month period.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, the Bank has entered into commitments under commercial lines of credit and standby letters of credit. See Note 4 of the Company’s Financial Statements disclosed in Item 8 of this report.

SELECTED FINANCIAL INFORMATION
The following information is of selected consolidated financial data as of the report date. The Company commenced banking operations on February 27, 2007.

	For the Year Ended December 31
	2008	2007
Total assets	$34,350,000	$19,282,000
Gross loans	25,400,000	9,109,000
Allowance for loan losses	314,000	88,000
Total deposits	23,720,000	7,383,000
Shareholder’s equity	10,526,000	11,859,000

Summary of Operations:

Interest income	1,062,000	871,000
Interest expense	301,000	166,000

Net interest income	761,000	705,000
Provision for loan losses	226,000	88,000

Noninterest income	39,000	8,000
Noninterest expense	1,945,000	2,045,000

Loss before taxes	(1,371,000)	(1,420,000)

Provision for income taxes	—	—

Net loss	$(1,371,000)	$(1,420,000)

Per Share Data:
Basic loss	$(0.99)	$(1.23)
Diluted loss	(0.99)	(1.23)
Dividends declared	—	—
Weighted average shares outstanding	1,389,965	1,155,946
Selected Financial Ratios:

	For the Year Ended December 31
	2008	2007
Total nonperforming assets as a percentage of total assets	—	—
Total nonperforming loans as a percentage of total loans	—	—
Total allowance for loan losses as a percentage of total loans	1.24%	.97%
Return on average assets	(5.89%)	(8.32%)
Return on average equity	(12.22%)	(11.81%)
Net interest margin	2.88%	4.18%
Average equity to average assets	31.71%	70.40%

ASSETS
Overall, the Company’s operations improved in 2008 as compared to 2007 due to the fact that the Company commenced operations on February 28, 2007, making its 2007 fiscal year a partial year. At December 31, 2008, the Company’s total assets were $35.4 million, an increase of $16.2 million, or 84% over December 31, 2007. The growth came as the Company moved into its permanent banking facility and actively pursued new business relationships. The largest segment of asset growth for the year ended December 31, 2008 occurred in the loan portfolio. Total loans outstanding were $25.4 million as of December 31, 2008, an increase of $16.3 million, or 179% over the $9.1 million of loans outstanding as of December 31, 2007. The loan portfolios experiencing the largest dollar growth were in commercial and industrial and commercial real estate loans, up 233% and 400% to $8.0 million and $12.8 million respectively. At December 31, 2008, commercial loans totaled $21.3 million, consumer loans totaled $0.7 million, and residential mortgage and home equity loans totaled $3.4 million.
Federal Funds sold were $3.2 million at December 31, 2008. Due to the continuing growth pattern during the Company’s first 22 months banking operations, volatile financial, credit and liquidity markets throughout 2008, rapidly deteriorating economic conditions both nationally and locally, unprecedented intervention in banking matters by the United States Treasury and the Federal Reserve, and perceived demand for the Company’s credit products, management deemed it prudent to maintain liquidity in Federal Funds Sold. Even though the yield on fed funds had fallen to .25% at December 31, 2008, management opted for this strategy rather than investing in various investment securities offering ambiguous liquidity and credit quality.
Premises and equipment increased to $3.5 million, an increase of $1.0 million over December 31, 2007, as the Company completed construction and purchased furniture, fixtures, computer equipment and software for its headquarters building, which it began to occupy in April 2008.
The allowance for loan losses was $314,000 or 1.24% of average loans outstanding at December 31, 2008. There were no charge-offs or non-performing loans during the year. There were no loans more than 30 days past due as of December 31, 2008.
Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At December 31, 2008, there were no loans in nonaccrual status. Commercial loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of a deterioration in the financial position of the borrower, (b) payment in full of principal or interest is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan is reported as nonaccrual. A nonaccrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.
Management evaluates the condition of the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and expected financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes the present allowance is adequate, based on the broad list of considerations listed above.
The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the bank’s position. The primary risk elements concerning commercial and industrial and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral in its files.
Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for loan losses. It must be understood that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.

LIABILITIES
Total liabilities were $23.8 million as of December 31, 2008, and were comprised almost entirely of deposits.
In the deposit categories, noninterest bearing DDA deposits were $3.6 million, which was made up primarily of business accounts. NOW accounts, which are owned by individuals, were $0.4 million at December 31, 2008, while money market deposit accounts were $9.5 million and composed primarily of business accounts. Certificates of deposit totaled $10.2 million at December 31, 2008. Of this amount, $7.5 million was in certificates greater than $100,000, and $6.2 million in certificates greater than $100,000 were from out-of-state depositors. Of the out-of-state depositors, $4.4 million was gathered through the national CD markets from other financial institutions, and the remainder of $1.8 million was originally from Lotus Bank customers that, for deposit insurance reasons, requested that their funds be placed into the CDARS national reciprocal deposit service.

	As of December 31
	2008		2007
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$3,613	15.23%	$1,401	18.98%
NOW accounts	357	1.51%	293	3.97
Money market deposit accounts	9,495	40.03%	4,393	59.50%
Savings	11	0 .05%	4	0.05%
Time deposits under $100,000	2,719	11.46%	504	6.83%
Time deposits over $100,000	7,525	31.72%	788	10.67%

Total deposits	$23,720	100.00%	$7,383	100.00%

SHAREHOLDERS’ EQUITY
Shareholders’ equity decreased to $10.5 million at December 31, 2008 from $11.9 million at December 31, 2007 due predominantly to the Company’s net operating loss. The Company recorded an approximately $39,000 addition to its capital accounts due to the periodic cost of stock options granted in May of 2008. There were no stock options granted in 2007.
The Company’s net operating loss is primarily attributable to its net interest margin being insufficient to cover its semi-fixed costs such as salaries and benefits, occupancy and other operating expenses including data processing, professional fees, business development and marketing. As a de novo bank, these operating losses have been projected and are not unexpected. Until the Bank can grow its balance sheet sufficiently to increase its net interest margin to the point of covering these semi-fixed costs, its operating losses can be expected to continue, albeit at a slowing pace.
NET INTEREST INCOME
Net interest income for the twelve months ended December 31, 2008 was $761,000 and increase of $56,000 over the same period of 2007. During 2008, interest income was provided primarily from loans outstanding, as well as from federal funds sold and interest bearing balances maintained with other banks. Deposit interest expense increased to $301,000 for the year ended December 31, 2008 from $166,000 at December 31, 2007 due to an increase of $16.3 million, to $23.7 million at December 31, 2008. The growth in deposits was derived primarily from increases of $5.1 million, or 116% in money markets, $8.9 million or 785% in time deposits, and $2.2 million or 157% in demand balances of December 31, 2007 totals of $4.4 million, $1.3 million, and $1.4 million, respectively. The Federal Open Market Committee (FOMC) reduced the federal funds target rate by 400 basis points during 2008, and has decreased that target rate by 525 basis points since September, 2007, for several reasons including inflationary fears, financial market upheaval, and general economic malaise. Concurrently, liquidity and capital pressures on many of the nation’s financial institutions compelled the Bank’s competitors to keep deposit and liability rates at levels high relative to the rapidly declining rates on assets. The result was a compression in the Bank’s annualized net interest margin, or the weighted difference between the rates it earns on its assets and the rates it pays for liabilities, from 4.05% in January of 2008 to 2.88% in December 2008

The following table shows the Company’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset or interest bearing liability and the net interest margin for the period indicated.

	Year Ended
	December 31, 2008			December 31, 2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans	$15,304	$968	6.32%	$3,480	$269	7.73%
Federal funds sold	3,483	68	1.96%	11,515	594	5.16%
Interest bearing deposits with banks	675	25	3.68%	207	8	3.87%
Other	9	—	5.32%	—	—	—

Total earning assets/total interest income/ average yield	19,471	1,061	5.45%	15,202	871	5.73%

Cash and due from banks	490			334
All other assets	3,301			1,532

Total assets	$23,262			$17,068

Liabilities and Equity
NOW Accounts	307	5	1.57%	191	4	1.98%
Money Market Deposit Accounts	5,868	176	3.02%	2,592	92	3.56%
Savings	9	—	.34%	7	—	.50%
Certificates of deposit	3,455	119	3.43%	1,239	48	3.91%
Other	—	—	—	22	—	—

Total interest bearing liabilities/ Total interest expense/average rate	9,639	300	3.12%	4,029	166	4.12%

Noninterest bearing demand deposits	2,341			1,001
All other liabilities	64			23
Shareholders’ equity	11,218			12,015

Total liabilities and shareholders’ equity	$23,262			$17,068

Net interest income/interest rate spread		$761	2.33%		$705	1.61%

Net interest margin (net interest income/ total earning assets)			3.91%			4.64%

The following table illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume; (ii) changes attributable to changes in rate; and (iii) the net change (the sum of the prior two columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

	Year Ended December 31, 2008
	Compared to
	Year Ended December 31, 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
INTEREST EARNING ASSETS:
Loans	$915	$(216)	$699
Interest bearing balances due from banks	18	(1)	17
Federal funds sold	(414)	(111)	(525)
Other	—	—	—

Total interest earning assets	519	(328)	191

INTEREST BEARING LIABILITIES:
Savings	$—	$—	$—
NOW	2	(1)	1
Monet market accounts	107	(35)	72
Certificates of deposit	80	(18)	62
Other	—	—	—

Total interest bearing liabilities	189	(54)	135

Increase (decrease) in net interest income	$330	$(274)	$56

PROVISION FOR CREDIT LOSSES
An analysis of the provision for loan losses is presented below (see also “Assets” discussed previously):

	2008	2007
Balance at beginning of year	$88,000	$0
Provision for loan losses	226,000	88,000
Loans charged off	—	—
Recoveries on loans previously charged off	—	—

Balance at end of year	$314,000	$88,000

NONINTEREST INCOME
Noninterest income for 2008 totaled $39,000, a nearly five fold increase over the $8,000 earned in 2007, and was derived primarily from service charges and other customer service fees.
NONINTEREST EXPENSE
Noninterest expense for the twelve months ended December 31, 2008 was $1.95 million, a decrease of $100,000 from December 31, 2007. Salaries and benefits costs increased $188,000 to $947,000 due to the full year cost effect of 9 employees, the addition of 3 full time equivalent employees, severance charges relating to the termination of a former employee, increases in the cost of medical benefits and employee merit increases. Occupancy and equipment expenses increased $76,000 over 2007 to $243,000 due to depreciation and other costs associated with occupying the Company’s headquarters building. Professional fees increased $46,000 to $204,000 as the Company incurred full year effects of operations as a Bank and associated audit and legal costs. Advertising and public relations expenses decreased to $49,000, or 51% from 2007’s level of $101,000 as management focused its business development efforts away from print and other media and relied instead on personal contact, which resulted in an increase of approximately $7,000 to $58,000 at December 31, 2008 in travel and entertainment; for the same reasons, dues and membership expenses decreased nearly $7,000 to $24,000. Outside office and printing expenses increased by $16,000 over 2007’s level of $68,000 due predominantly to the cost of the Company’s annual meeting of shareholders. The Company incurred a charge of $38,000 for the Michigan Business Tax during 2008. The Michigan Business Tax, which for financial institutions is a tax on capital, replaced the Michigan Single Business Tax in 2008. All other expenses increased $51,000 over 2007’s level to $142,000. Stock based compensation amounted to $39,000 in 2008 and was entirely composed of the periodic costs associated with issuing stock options to certain members of the Company’s management. Stock based compensation expense of $552,000 was recognized per FAS123R in 2007, and was entirely due to the Company’s issuance of common stock warrants to its investors and organizers. Please see footnote 9 to the financial statements for additional information.
INCOME TAXES
No income tax expense or benefit was recognized in 2008 due to the tax loss carryforward position of the Company. See note 7 to the financial statements. An income tax benefit may be recorded in future periods when the Company becomes profitable and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins requires continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and other borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans that mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of money market deposit accounts and certificates of deposit over $100,000. We anticipate that we will have sufficient liquidity to meet our future commitments. As of December 31, 2008, unused commitments comprised $9.5 million. The Bank has $9.9 million in time deposits coming due within the next twelve months following December 31, 2008.
The largest uses and sources of cash and cash equivalents for the Company for the year ended December 31, 2008, as noted in the Consolidated Statements of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The use of cash in investing activities were largely due to the increase in loans of $16.3 million. The purchase of equipment of $1.1 million was due predominantly to the final construction costs associated with the Company’s headquarters building. Offsetting the use of cash in investing activities was the cash provided from financing activities which was comprised entirely of increases in deposits of $16.3 million. Net cash used in operating activities amounted to ($872,000) due predominantly to the Company’s 2008 operating loss of $1,371,000. Total cash and cash equivalents at December 31, 2008 was $5.6 million, which was a decrease of $2.0 million from December 31, 2007. The Company has no plans or commitments for material capital expenditures in the foreseeable future, as its recently completed and occupied headquarters building required significant capital resources of approximately $3.5 million, including nearly $850,000 for the purchase of land.

Equity capital resources is expected to continue be negatively impacted by operating losses projected to approximate ($783,000) for fiscal 2009, and will be partially offset by the periodic cost of stock options issued to certain members of executive management in the amount of $57,792 in 2009. The Company has no plans to raise additional capital resources in the immediate future.
Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in margins and to manage risk due to changes in interest rates.
Some of the major areas of focus of the Company’s Asset Liability management Committee (“ALCO”) incorporate the following overview functions: review the interest rate sensitivity of the Bank to measure the impact of changing interest rates on the Bank’s net interest income, review the liquidity position through various measurements, review current and prospective economic conditions and the corresponding impact on the Bank, ensure that capital and the allowance for loan losses are maintained at proper levels to sustain growth, monitor the investment portfolio, recommend policies and strategies to the Board that incorporate a better balance of our interest rate risk, liquidity, balance sheet mix and yield management, and review the current balance sheet mix and proactively determine the future product mix.
The Company currently utilizes a static gap analysis to monitor interest rate risk. The Company expects to implement net interest income simulation modeling to measure and monitor interest rate risk in the latter part of 2009. Due to the short operating history of the Company and its rapidly changing balance sheet as of December 31, 2008, management elected not to implement interest rate simulation as the results it would provide at that point would not have provided meaningful benefits. Each of these interest rate risk measurement models has limitations, but management believes when these tools are evaluated together in the future, they will provide a balanced view of the exposure the Company has to interest rate risk.
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
The following table presents an analysis of the Company’s our interest-sensitivity gap position at December 31, 2008 and December 31, 2007. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date:

	December 31, 2008
		After Three	After One
	Within	Months but	Year but	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total
Interest earning assets
Federal funds sold	$3,194	$—	$—	$—	$3,194
Interest bearing deposits with banks	1,960	—	—	—	1,960
Loans	11,651	791	8,689	4,268	25,399
Other	—	—	11	—	11

Total	16,805	791	8,700	4,268	30,564

Interest bearing liabilities
NOW accounts	—	—	357	—	357
Money market deposit accounts	9,495	—	—	—	9,495
Savings	—	—	11	—	11
Time deposits less than $100,000	369	2,141	209	—	2,719
Time deposits greater than $100,000	1,947	5,578	—	—	7.525

Total	11,811	7,719	577	—	20,107

Rate sensitivity gap	$4,994	$(6,928)	$8,123	$4,268

Cumulative rate sensitivity gap		$(1,934)	$6,189	$10,457

Rate sensitivity gap ratio	1.42x	(9.76x )	15.08x	n/a

Cumulative rate sensitivity gap ratio		(1.11x )	1.31x	1.52x

	December 31, 2007
			After Three		After One
	Within		Months but		Year but		After
	Three		Within		Within		Five
	Months		One Year		Five Years		Years		Total
Interest earning assets
Federal funds sold	$4,209		$—		$—		$—		$4,209
Interest bearing deposits with banks	3,000		—		—		—		3,000
Loans	3,587		141		3,359		2,021		9,108
Other	—		—		5		—		5

Total	10,796		141		3,364		2,021		16,322

Interest bearing liabilities
NOW accounts	—		—		293		—		293
Money market deposit accounts	4,393		—		—		—		4,393
Savings	—		—		4		—		4
Time deposits less than $100,000	208		142		155		—		504
Time deposits greater than $100,000	409		128		150		100		788

Total	5,010		270		602		100		5,982

Rate sensitivity gap	$5,786		$(129)		$2,762		$1,921

Cumulative rate sensitivity gap			$5,657		$8,419		$10,340

Rate sensitivity gap ratio	1.87	x	n/a	x	5.59	x	20.21	x

Cumulative rate sensitivity gap ratio			2.07	x	2.43	x	2.73	x
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
This item does not apply to smaller reporting companies.

ITEM 8. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Lotus Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Lotus Bancorp, Inc., and subsidiary as of December 31, 2008 and 2008 and the related consolidated statement of operations, shareholder’s equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lotus Bancorp, Inc., and subsidiary as of December 31, 2008 and the results of its operations for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Plante & Moran PLLC
March 2, 2009
Auburn Hills, MI

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31
	2008	2007
Cash and Cash Equivalents
Cash and due from banks	$457,103	$356,783
Interest bearing balances due from banks	1,960,000	3,000,000
Federal funds sold	3,194,033	4,209,078

Total cash and cash equivalents	5,611,136	7,565,861

Loans, less allowance for loan losses of $314,000 and $88,000 at December 31, 2008 and 2007, respectively (Note 2)	25,085,558	9,021,152

Property and equipment, net of depreciation (Note 5)	3,478,775	2,507,552
Accrued interest receivable and other assets	174,865	186,961

Total assets	$34,350,334	$19,281,526

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2008	2007
Deposits (Note 3)
Non-interest bearing	$3,613,283	$1,401,162
Interest bearing	20,107,144	5,981,961

Total deposits	23,720,427	7,383,123

Accrued interest payable and other liabilities	103,520	39,277

Total liabilities	23,823,947	7,422,400

Shareholder’s equity (Note 9)
Common stock, $0.01 par value Authorized —8,000,000 shares Issued and outstanding — 1,389,965 shares at December 31, 2008 and December 31, 2007	13,899	13,899
Additional paid in capital	13,989,315	13,950,787
Accumulated deficit	(3,476,827)	(2,105,560)

Total shareholder’s equity	10,526,387	11,859,126

Total liabilities and shareholder’s equity	$34,350,334	$19,281,526

See Notes to Financial Statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	December 31
	2008	2007
Interest income:
Loans receivable, including fees	$967,828	$268,642
Federal funds sold	68,280	594,187
Interest bearing deposits with banks	24,859	8,017
Other	479	67

Total interest income	1,061,447	870,913

Interest expense:
Deposits	300,597	144,499
Other	—	21,675

Total interest expense	300,597	166,174

Net interest income	760,850	704,739

Provision for loan losses	226,000	88,000

Net interest income after provision for loan losses	534,850	616,739

Non-interest income
Service charges on deposit accounts	20,020	5,147
Gain on sale of loans	4,575	1,180
Other income	13,964	1,296

Total non-interest income	38,559	7,623

Non-interest expense
Salary and benefits	946,858	758,626
Occupancy and equipment expense (Note 7)	243,326	167,311
Stock based compensation (Note 8)	38,528	552,449
Professional fees	204,000	157,719
Advertising and public relations	49,384	100,979
Data processing expenses	116,135	66,122
Travel and entertainment	58,435	50,879
Printing and office supplies	32,219	37,524
Dues and memberships	24,602	31,639
Outside office services	51,655	30,135
Michigan business tax	37,500	—
Other expense	142,034	91,195

Total non-interest expense	1,944,676	2,044,578

Net loss before income taxes	(1,371,267)	(1,420,216)

Income taxes (Note 6)	—	—

Net loss	(1,371,267)	(1,420,216)

Basic loss per share	(0.99)	(1.23)

Diluted loss per share	(0.99)	(1.23)

Weighted average shares	1,389,965	1,155,946
See Notes to Financial Statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT STOCKHOLDERS’ EQUITY

	Common	Paid in	Accumulated
	Stock	Capital	Deficit	Total

Balance January 1, 2007	$—	$10	$(685,344)	$(685,334)

Issuance of 1,389,965 shares of common stock	13,899	13,885,741	—	13,899,640

Deferred offering costs	—	(487,413)	—	(487,413)

Warrants	—	552,449	—	552,449

Net loss	—	—	(1,420,216)	(1,420,216)

Balance December 31, 2007	13,899	13,950,787	(2,105,560)	11,859,126

Options Expense	—	38,528	—	38,528

Net loss	—	—	(1,371,267)	(1,371,267)

Balance December 31, 2008	$13,899	$13,989,315	$(3,476,827)	$10,526,387

See Notes to Financial Statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile actual loss to net cash from operating activities
Net loss	$(1,371,267)	$(1,420,216)
Warrant expense	—	552,449
Stock option expense	38,528	—
Depreciation	158,613	96,393
Provision for loan losses	226,000	88,000
(Increase) decrease in other assets	4,864	(73,510)
Increase in other liabilities	71,475	1,706

Net cash used in operating activities	(871,787)	(755,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(16,290,406)	(9,109,152)
Purchase of equipment	(1,129,836)	(1,525,619)

Net cash used in investing activities	(17,420,242)	(10,634,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deferred offering costs	—	(286,610)
Increase in non-interest bearing deposits	2,212,121	1,401,162
Increase in interest bearing deposits	14,125,183	5,981,961
Payments on line of credit	—	(1,856,775)
Issuance of common stock	—	13,789,650
Decrease in advances from organizers	—	(80,000)

Net cash provided by financing activities	16,337,304	18,949,388

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,954,725)	7,559,439

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,565,861	6,422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,611,136	$7,565,861

Supplemental Disclosure of Non-cash Financing Activity:
Conversion of advances from organizers into shares of common stock	$—	$109,990
Cash paid for interest	270,243	149,295
See Notes to Financial Statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
Basis of Financial Statement Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-K.
Principles of Consolidation — The consolidated financial statements include the accounts of Lotus Bancorp, Inc. (the “Company”), and its wholly-owned subsidiary, Lotus Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated.
Organization — Lotus Bancorp, Inc. (the “Company”) was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the “Bank”) on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. Direct costs relating to the offering of common stock totaled approximately $487,000 and were capitalized and netted against the offering proceeds. As of March 17, 2009, there were 1,389,965 shares of common stock issued and outstanding.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and the valuation of deferred tax assets.
Cash and Cash Equivalents — Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At times bank balances may be in excess of insured limits. Management has deemed this a normal business risk.
Organization and Pre-opening costs — Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization of the Company. The organization and pre-opening costs totaled approximately $790,000 through the commencement of operations, and were charged to expense as incurred.
Loans — The Company grants mortgage, commercial and consumer loans to customers. A large portion of the loan portfolio is represented by commercial and commercial real estate loans in Oakland County, Michigan and elsewhere. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in those areas.
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
Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and allocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash slows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the borrower and the loan, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable interest rate, or the fair value of the collateral if the loan is collateral dependent.
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
Off-balance-sheet Instruments — In the ordinary course of business, the Company has entered into commitments under commercial lines of credit and standby letters of credit. Such financial instruments are recorded when they are funded.
Property and Equipment — Equipment is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the useful life of the assets.
Income Taxes — Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effect of the various temporary differences between the book value and tax basis of the various balance sheet assets and liabilities, and requires the current recognition of changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Earnings per Share — Basic earnings per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.
Comprehensive Income — Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses and net income, are components of comprehensive income, currently the Company does not have any comprehensive income except net income that would be applicable.
Reclassification — Certain amounts appearing in the prior year’s financial statements have been reclassified to conform to the current year’s financial statements.
Recent Accounting Pronouncements — In January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and required additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such application is not expected to be material to the Company’s results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the market for That Asset Is Not Active. FSP FAS No. 157-3 became effective upon issuance. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.
Fair value levels for financial assets in instances where there is limited or no observable market activity and, thus, are determined upon estimates, are often derived on the specific characteristics of the financial asset, as well as the competitive and economic environment in existence at that particular time. As a result, fair value levels cannot be measured with certainty and may not be achieved in a sale of the financial asset. Any pricing model used to determine fair value may contain potential weaknesses and variation in assumptions utilized, including discount rates, prepayment speeds, default rates and future cash flow estimates, can result in substantially different estimates of fair values. The adoption of this standard did not have a material impact on the financial statements due to the fact that the Company did not have any assets or liabilities that would be required to be measured under SFAS No. 157.

NOTE 2 — LOANS
A summary of the balances of loans as of December 31, 2008 and December 31, 2007, respectively, is as follows.

	2008	2007
Mortgage loans on real estate:
Residential 1 to 4 family	$2,419,361	$1,097,735
Commercial	12,843,133	3,238,981
Second mortgage	172,393	147,000
Equity lines of credit	839,607	363,462

Total mortgage loans on real estate	16,274,494	4,847,178
Commercial loans	8,443,881	3,441,966
Consumer installment loans	700,235	802,756

Total loans	25,418,610	9,091,900

Less:
Allowance for loan losses	314,000	88,000
Net deferred loan fees (costs)	19,052	(17,252)

Net loans	$25,085,558	$9,021,152

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of December 31, 2008:

	Maturing or repricing in
	less than	1 to 5	after
	1 year	years	5 years	Total

Commercial and financial	$10,619,659	$6,798,339	$3,869,016	$21,267,962
Real estate — mortgage	1,545,790	1,472,818	412,753	3,431,361
Installment loans to individuals	275,936	418,684	5,615	700,235

Total loans	$12,441,385	$8,689,841	$4,287,384	$25,418,610

At December 31, 2008 loans maturing in greater than 1 year are comprised of the following:

Fixed rate	$12,420,401
Variable rate	$7,793,482
The Corporation has no loan concentrations greater than 10% of total loans.
An analysis of the allowance for loan losses follows:

	2008	2007

Balance at beginning of year	$88,000	$—
Provision for loan losses	226,000	88,000
Loans charged off	—	—
Recoveries on loans previously charged off	—	—

Balance at end of year	$314,000	$88,000

At December 31, 2008, there were no loans considered to be impaired or over 90 days delinquent and still accruing.
In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $4,328,595 at December 31, 2008 and $1,848,982 at December 31, 2007. During the year ended December 31, 2008, total principal additions were $3,758,347 and total principal payments were $1,278,734.
NOTE 3 — DEPOSITS
The following is a summary of the distribution of deposits as of December 31, 2008 and December 31, 2007, respectively, is as follows:

	2008	2007
Noninterest bearing deposits	3,613,283	1,401,162
NOW Accounts	357,123	293,119
Savings and money market accounts	9,505,159	4,396,649
Certificates of deposit less than $100,000	2,718,608	504,079
Certificates of deposit greater than $100,000	7,526,254	788,114

Total	$23,720,427	$7,383,123

At December 31, 2008, the scheduled maturities of time deposits are as follows:

	Less than	Greater than
	$100,000	$100,000	Total
2009	$2,509,608	$7,425,211	$9,934,819
2010	98,000	101,043	199,043
2011	99,000	—	99,000
2012	—	—	—
2013	12,000	—	12,000

Total	$2,718,608	$7,526,254	$10,244,862

NOTE 4 — OFF BALANCE SHEET ARRANGEMENTS
Credit Related Financial Instruments — The subsidiary bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and undisbursed lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.
The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.
The contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of December 31, 2008 and December 31, 2007 are shown below:

	December 31, 2008	December 31, 2007
Commitments to extend credit	$3,298,200	$2,373,000
Standby letters of credit	917,498	212,214
Undisbursed lines of credit	5,241,053	2,608,965

Total	$9,456,751	$5,194,179

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require repayment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.
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
Collateral Requirements — To reduce credit risk related to the use of credit-related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained are based on the Company’s evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.
If the counterparty does not have the right and the ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral on its balance sheet at fair value with a corresponding obligation to return it.
Legal Contingencies — various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31, 2008	December 31, 2007
Building and Improvements	$2,212,089	$—
Construction in Progress	—	1,276,741
Land	854,233	854,233
Office Equipment	632,954	479,092

	3,699,276	2,610,066
Less: Accumulated depreciation	220,501	102,514

Property and equipment net of depreciation	$3,478,775	$2,507,552

NOTE 6 — INCOME TAXES
The Company has net operating loss carryforwards of approximately $2,017,000 generated from inception through December 31, 2008 that are available to reduce future taxable income through the year ending December 31, 2028. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the Company’s provision for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	December 31
	2008	2007

Income tax benefit at statutory rate of 34%	$466,231	$482,873
Change in valuation allowance	(460,309)	(483,000)
Other — net	(5,922)	127

Net income tax expense	$—	$—

Components of the Company’s deferred tax assets at December 31 are summarized as follows:

	2008	2007

Deferred tax asset:
Assets:
Bad debt reserve	$69,991	$12,555
Loans held for sale — mark to market	—	1,555
Stock warrant expense	187,833	187,833
Organizational costs	268,823	289,369
Net operating loss	685,637	251,393
Contribution carryover	4,738	3,070

Total assets	1,217,022	745,775
Liabilities:
FAS 91 loan costs/fees	(16,328)	(10,708)
Fixed assets	(8,893)	(3,574)

Total liabilities	(25,221)	(14,283)

Valuation allowance	(1,191,801)	(731,492)

Net deferred tax asset	$—	$7,232

NOTE 7 — LEASES AND COMMITMENTS
On August 10, 2006, the Company entered into a lease agreement for temporary office space, which called for lease payments of $3,753 per month through September 2, 2007, and $4,314 per month, on a month to month basis thereafter. The Company vacated its leased facility in April, 2008 and has no further lease obligations. Rent expense for the years ended December 31, 2008 and December 31, 2007 totaled $17,256 and $49,638, respectively.
On August 19, 2007, the Company broke ground and commenced construction on its headquarters building located at the intersection of 12Mile and Dixon Roads in Novi. The Company commenced operations out of its headquarters facility in April, 2008. The approximately 5,200 square foot building features full-service banking accommodations and also houses the Company’s executive management.
NOTE 8 — STOCK BASED COMPENSATION
At the Company’s Annual Meeting of Shareholders held May 21, 2008, its shareholders approved the 2008 Stock Incentive Plan, which had previously been approved by the Board of Directors. Under the Company’s stock based incentive plan, the Company may grant stock options to its directors, officers and employees for up to 166,795 shares of common stock. Effective January 1, 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments. SFAS No. 123(R) established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date.

At December 31, 2008, stock options outstanding had a weighted average remaining contractual life of 9.3 years. The following table summarizes stock options outstanding and aggregate intrinsic value as of December 31, 2008:

Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value

$10.00	59,024	9.3 yrs	$10.00	—
The Company granted 59,024 incentive stock options options to purchase common stock to certain officers of the Company during 2008. The fair value of the stock options granted during 2008 was $3.66 per share. A summary of the weighted average assumptions used in the Black-Scholes pricing model for grants of stock options during the year were as follows:

Year Ended
December 31, 2008
Risk Free Interest Rate	3.80%
Expected Volatility	22.00%
Expected Dividend Yield	0.00%
Expected Life (in years)	8.00
Forfeiture Rate	0.00%
The stock options have an exercise price of $10.00 per share. 41,649 of the options vest over a five year term, while 17,375 of the options vest ratably over a three year term. All of the options expire 10 years following the date of grant.
As of December 31, 2008, there was $177,480 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 1.9 years. Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
In conjunction with its initial public offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant to every five shares purchased in the offering. These warrants have a strike price of $12.50 per share. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00 per share. A total of 420,493 warrants to purchase the Company’s common stock were issued and outstanding as of December 31, 2008 and December 31, 2007.
Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. SFAS No. 123 (R) requires companies to estimate the fair value of the stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods in the Company’s statement of operations.
NOTE 9 — BORROWINGS
In 2008, the Bank entered into a discount window loan agreement with the Federal Reserve Bank of Chicago. The borrower-in-custody arrangement allows for secured advances based on the pledging of assets such as loans, investment securities and other assets. The interest rate on the advances is based on the quoted federal reserve discount window rates (effective rate of 0.50 as of December 31, 2008). At December 31, 2008, the Bank had $0 outstanding in the advances.
The Bank had an available credit line with the Independent Bankers Bank as of December 31, 2008. The line allows for advances of up to $1,000,000 and is unsecured. At December 31, 2008, the Bank had $0 outstanding on the line.
The Bank has the ability to obtain fixed and variable rate advances with the Federal Home Loan Bank of Indianapolis. The borrowing arrangement allows for advances collateralized by specific, mortgage-related assets of the Bank such as loans and investment securities. At December 31, 2008, the Bank had $0 in outstanding advances.

NOTE 10 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
Banks are subject to regulatory capital requirements administered by federal banking authorities. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration is required. The Bank was well capitalized as of December 31, 2008.
The Bank’s actual capital amounts and ratios as of December 31, 2008 are represented in the following table (dollars in thousands):

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:

Total Risk Based Capital To Risk Based Assets Lotus Bank	$8,612	28.02%	$2,458	8.00%	$3,073	10.00%

Tier One Capital to Risk Weighted Assets Lotus Bank	$8,298	27.00%	1,229	4.00%	1,844	6.00%

Tier One Capital to Total Assets Lotus Bank	$8,298	27.64%	1,374	4.00%	1,718	5.00%
NOTE 11 — RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.
Prior approval of the Bank’s federal regulator is required if the total dividends declared by the Bank in a calendar year exceed the sum of the net profits of the Bank for the preceding three years, less any required transfers to surplus. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. Because of the Bank’s de novo status and its startup losses, at December 31, 2008, the Bank’s retained earnings available for the payment of dividends, without approval from regulators, was $0. Accordingly, all of the Company’s investment in the Bank was restricted at December 31, 2008.
Loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital and surplus. Accordingly, at December 31, 2008, Bank funds available for loans or advances to the Company amounted to $1.05 million. The Federal Reserve Bank of Chicago, which is the Company’s regulator, however, has restricted borrowings by the Company during its first three years of operation without its prior approval.
NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents — the carrying amounts of cash and cash equivalents approximate fair value.
Loans Receivable — for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities — the fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts also approximate the fair value for money market deposit, other savings, and variable rate certificate of deposit accounts. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest — the carrying amounts of accrued interest approximate fair value.
Other Financial Instruments — the fair value of other financial instruments, including loan commitments, unfunded lines of credit and unfunded standby letter of credit, based on discounted cash flow analyses, is not material.
The carrying and fair values of the Company’s assets and liabilities as of December 31, 2008 and December 31, 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and due from banks	$457,103	$457,103	$356,783	$356,783
Interest bearing deposits with banks	1,960,000	1,960,000	3,000,000	3,000,000
Federal funds sold	3,194,033	3,194,033	4,209,078	4,209,078
Loans — net	25,085,558	26,703,966	9,021,152	9,176,391
Accrued interest receivable	81,521	81,521	41,709	41,709

Noninterest bearing deposits	3,613,283	3,613,283	1,401,162	1,401,162
Interest bearing deposits	9,862,282	9,862,282	4,689,768	4,689,768
Time deposits	10,244,862	10,154,759	1,292,193	1,296,450
Accrued interest payable	47,233	47,233	16,879	16,879
NOTE 13 — PARENT ONLY FINANCIAL STATEMENTS
The condensed financial information that follows presents the financial condition of Lotus Bancorp, Inc. (the “Parent”) along with results of operations and its cash flows. The Parent has recorded its investments in its subsidiary at cost plus its share of the undistributed earnings of its subsidiary since inception. The Parent recognizes dividends from its subsidiary as revenue and undistributed earnings of its subsidiary as other income. The Parent financial information should be read in conjunction with the Company’s consolidated financial statements.
The condensed balance sheet as of December 31, 2008 and December 31, 2007 is as follows:
ASSETS

	December 31
	2008	2007
Cash and Cash Equivalents
Cash	$2,228,648	$2,160,222

Total cash and cash equivalents	2,228,648	2,160,222

Investment in subsidiary	8,297,739	9,688,172
Other assets	—	10,732

Total assets	$10,526,387	$11,859,126

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31
	2008	2007
Total liabilities	$—	$—

Total shareholder’s equity	10,526,387	11,859,126

Total liabilities and shareholder’s equity	$10,526,387	$11,859,126

The condensed statement of operations for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended
	December 31
	2008	2007
Interest income	$66,690	$168,417
Interest expense	—	21,675

Net interest income	66,690	146,742

Non-interest expense
Occupancy	—	11,694
Stock based compensation	—	552,449
Professional fees	—	152,828
Other expense	47,524	38,159

Total non-interest expense	47,524	755,130

Income taxes	—	—

Net income (loss) before equity in undistributed loss of subsidiary	19,166	(608,388)

Equity in undistributed loss of subsidiary	(1,390,433)	(811,828)

Net loss	(1,371,267)	(1,420,216)

The condensed statement of operations for the year ended December 31, 2008 and 2007 is as follows:

	For the Year Ended
	December 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile actual loss to net cash from operating activities
Net loss	$(1,371,267)	$(1,420,216)
Warrant expense	—	552,449
Equity in undistributed loss of subsidiary	1,390,433	811,828
Decrease in other assets	10,732	95,487
Decrease in other liabilities	—	(30,339)

Net cash provided by operating activities	29,898	9,209

CASH FLOWS FROM INVESTING ACTIVITIES

Transfer of equipment	—	1,078,326
Investment in subsidiary	—	(10,500,000)

Net cash used in investing activities	—	(9,421,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deferred offering costs	—	(286,610)
Advances (payments) on line of credit	—	(1,856,775)
Issuance of common stock and warrants	—	13,789,650
Stock based compensation	38,528	—
Decrease in advances from organizers	—	(80,000)

Net cash provided by financing activities	38,528	11,566,265

INCREASE IN CASH AND CASH EQUIVALENTS	68,426	2,153,800

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,160,222	6,422

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,228,648	$2,160,222

Supplemental Disclosure of Non-cash Financing Activity:
Conversion of advances from organizers into shares of common stock	$—	$109,990

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A(T). Controls and Procedures
Disclosure Controls and Procedures — As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance management of the Company necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls — There was no change in the Company’s control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008, that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company’s business. While the Company believes that the present design of its disclosure controls and procedures is effective in achieving its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Role and Composition of the Board of Directors
     The Company’s Board of Directors is the ultimate decision making body of the Company, except for matters of law or when our Articles of Incorporation requires the vote of shareholders. The Board of Directors selects the management of the Company which is responsible for the Company’s day to day operations. The Board acts as an advisor to management and also monitors its performance. Certain members of the Company’s Board of Directors also serve as Directors of Lotus Bank (the “Bank”), as listed in the chart below. The Bank is the Company’s wholly owned subsidiary.
     During 2008, the Company’s Board of Directors had seven meetings. In addition, the Company’s Board of Directors has authorized four Committees to manage distinct matters of the Company and/or the Bank. These Committees are the Audit Committee, the Loan Committee, the Asset/Liability Management Committee and the Human Resources Committee. Membership on each of the Committees is set forth in the table below. All of the Company’s Directors attended 75 percent or more of the meetings of the Board and the Board Committees on which they served in 2008, except for Sreenivas Cherukuri, Vinay Gavini, Shubha Kolachalam, Haranath Policherla, Bala Setty and Curt Shaneour.

Asset/
	Director of the					Liability
Name	Company	Director of the Bank	Audit		Loan	Management	Human Resources
Sreenivas Cherukuri	X	X					X
Vasudev Garlapaty	X
Vinaya Gavini	X	X			X
Amarnath Gowda	X
Ravindranath Gullapalli		X	X	(1)	X		X
Sarada Gullapalli	X
Murali Guthikonda	X		X
Satish B. Jasti	X	X			X	X	X
Sree Jasti	X
Lynn Jerath	X
Mayur Joshi	X	X			X	X
Shubha Kolachalam	X
V.S. Lingham	X
Krishna M. Malempati	X	X	X		X		X
Natvarlal Patel	X	X				X	X
Jitendra Patel	X	X	X		X		X
Haranath Policherla	X
Bala Setty	X					X
Jay Shah	X		X			X
Curt Shaneour	X	X				X	X
Venkat Talasila	X
Total Meetings in 2008	7	12	4		15	12	2

(1)	Advisory member

     Currently, the Company’s Board of Directors has 20 members divided into three classes of six or seven directors per class. Each of the three classes of directors is appointed to serve a different three-year term. One class of directors will be up for election each year. This results in a staggered Board which ensures continuity from year to year.
CLASS I — DIRECTORS WHOS TERMS EXPIRE IN 2011

Position, Principal Occupation,
Name and Age	Business Experience and Directorship

Sreenivas Cherukuri (39)	Director since 2006; CIO, City of Detroit, Michigan
V.S. Lingham (54)	Director since 2006; Chief of Clinical Affairs, Reuther Psychiatric Hospital
Satish B. Jasti (49)	Director since 2006, President & CEO of the Company and the Bank, formerly a Senior commercial lending officer with Key Bank N.A., LaSalle Bank Midwest N.A., and Bank One N.A.
Jitendra Patel (64)	Director since 2006; President, Michigan Inns, Inc., real estate investor; retired director, State Bank of Texas
Natvarlal Patel (50)	Director since 2006; President ECOM Consultants, Inc., technology consultant
Jay Shah (62)	Director since 2006; CEO, Spalding DeDecker Associates, engineering consulting
Curt Shaneour (76)	Director since 2006; President, Shane Group Inc.; retired director, Hillsdale County National Bank
CLASS II — DIRECTORS WHOSE TERMS WILL EXPIRE IN 2009

Position, Principal Occupation,
Name and Age	Business Experience and Directorship

Vinaya Gavini (62)	Director since 2006; physician
Amarnath Gowda (55)	Director since 2006; attorney
Sarada Gullapalli (60)	Director since 2006; physician
Murali Guthikonda (58)	Director since 2006; physician
Krishna M. Malempati (66)	Director since 2007; Vice President, Om Ventures, Inc.
Haranath Policherla (51)	Director since 2006; physician
CLASS III — DIRECTORS WHOSE TERMS WILL EXPIRE IN 2010

Position, Principal Occupation,
Name and Age	Business Experience and Directorship

Vasudev Garlapaty (64)	Director since 2006; physician
Sree Jasti (46)	Director since 2006; currently, homemaker; former research scientist with BASF Corp.
Lynn Jerath (35)	Director since 2006; President, Bedrock Investments LLC
Mayur Joshi (55)	Director since 2006; Realtor, Max Broock Realtors; real estate investor
Shubha Kolachalam (47)	Director since 2006; Chief Administrative Officer, Kolachalam MDPC
Bala Setty (60)	Director since 2006; physician
Venkat Talasila (57)	Director since 2006; physician; CEO, Sree Talasila Properties LLC
Family Relationships
     Director Sarada Gullapalli is the wife of Lotus Bank Director Ravindranath Gullapalli. Director Sree Jasti is the wife of Director, President and Chief Executive Officer Satish B. Jasti. Director Jitendra Patel is the father of Director Lynn Jerath.

Backgrounds of our Other Executive Officers
     In addition to the information about our Chief Executive Officer, Satish B. Jasti, which is set forth above, the following is information about the Company’s other executive officers:
     Richard E. Bauer, Age 49, Executive Vice President, Chief Financial Officer and Chief Operations Officer of Lotus Bancorp and Lotus Bank. Mr. Bauer has over two decades of experience in the financial services industry. For the twenty-two years prior to joining the Company, he had been with Fidelity Bank, a full service community bank based in Birmingham, Michigan, where he most recently served as Senior Vice President of Operations. He began his banking career with the Detroit Branch of the Federal Reserve Bank of Chicago.
     Christer D. Lucander, Age 51, Executive Vice President of Lotus Bancorp and Executive Vice President and Chief Lending Officer of Lotus Bank. The Bank hired Mr. Lucander on February 11, 2008. Mr. Lucander has over two decades of experience in the financial services industry. Prior to joining the Company, he had been self-employed as a consultant with a proposed de novo institution by assisting it in obtaining its required regulatory approvals, formulating its business plan, and raising its equity capital. For the twenty-two years prior to that, Mr. Lucander had been with J.P. Morgan Chase Bank, NA and its various predecessor institutions in Detroit, Michigan where he held senior positions in commercial lending, credit administration, loan review and loan operations.
Audit Committee
     The Audit Committee is responsible for the annual appointment of the public accounting firm to be our outside auditors. The Committee is also responsible for the following tasks:
•	maintaining a liaison with the outside auditors;

•	reviewing the adequacy of internal controls;

•	reviewing with management and outside auditors financial disclosures of the Company; and

•	reviewing any material changes in accounting principles or practices used in preparing statements.
Audit Committee Financial Expert
     While the Board of Directors endorses the effectiveness of the Company’s Audit Committee, its membership does not include a director who qualifies for designation as an “audit committee financial expert” — a concept under federal regulation that contemplates such designation only when an audit committee member satisfies all five qualification requirements, such as experience (or “experience actively supervising” others engaged in) preparing, auditing, analyzing or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our Company’s financial statements.
Code of Ethics
     The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote:
•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commissions and in other public communications we make;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons named in the code; and

•	Accountability for adherence to the code.
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

ITEM 11. Executive Compensation
     The following table shows, for the year ended December 31, 2008, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer, Chief Financial Officer and other executive officers (“Named Executive Officers”) who accrued compensation in excess of $100,000 in fiscal year 2008.
SUMMARY COMPENSATION TABLE ($)

						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Earnings	Compensation		Total
Satish B. Jasti	2008	$161,000	—	—	—	—	$810	(1)	$161,810
President and CEO	2007	$140,000					$22,206	(2)	$162,206

Richard E. Bauer	2008	$126,500	—	—	—	—	$180	(3)	$126,680
EVP and CFO	2007	$110,000					$180	(3)	$110,180

Christer D. Lucander	2008	$100,625	—	—	—	—	$5,230	(4)	$105,855	(5)
EVP and Chief Lending Officer

(1)	Represents life insurance premium paid by the Company.

(2)	Represents $14,526 for country club dues, $7,500 for an automobile allowance and $180 for life insurance premium paid by the Company.

(3)	Represents life insurance premium paid by the Company.

(4)	Represents $5,000 automobile allowance and $230 life insurance premium paid by the Company.

(5)	Mr. Lucander’s employment with the Company commenced on February 11, 2008.
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
     Under the terms of the agreement, Mr. Jasti receives a base salary of $140,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s board of directors and may be increased as a result of that review. Mr. Jasti is eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Jasti also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and a monthly automobile allowance of not less than $750. In addition, the Bank provides Mr. Jasti with term life insurance coverage for a term of not less than 10 years, as well as country club and business club membership fees up to $600 per month.
     Mr. Jasti’s employment agreement also provides that we will grant him options to acquire the greater of 3% of the number of shares sold in the initial public offering or 33,000 shares at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. To the maximum extent permitted by law, it is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.
     In the event that Mr. Jasti is terminated, or elects to terminate his employment, in connection with a “change of control,” Mr. Jasti would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Jasti’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to one year’s base salary.
     The agreement also provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Jasti’s employment. If the Company chooses to enforce the noncompetition provisions, Mr. Jasti will be entitled to a payment of $140,000 or his current salary, whichever is greater.
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
     Under the terms of the agreement, Mr. Bauer receives a base salary of $110,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s board of directors and may be increased as a result of that review. Mr. Bauer is eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Bauer also receives other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations.

     Mr. Bauer’s employment agreement also provides that we will grant him options to acquire the greater of 1% of the number of shares sold in the initial public offering or 11,000 shares at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. To the maximum extent permitted by law, it is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.
     In the event that Mr. Bauer is terminated, or elects to terminate his employment, in connection with a “change of control,” Mr. Bauer would be entitled to receive a cash lump-sum payment equal to 125% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Bauer’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to half of one year’s base salary.
     The agreement also provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Bauer’s employment. If the Company chooses to enforce the noncompetition provisions, Mr. Bauer will be entitled to a payment of $55,000 or half his current salary, whichever is greater.
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
     Under the terms of the agreement, Mr. Lucander receives a base salary of $115,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s board of directors and may be increased as a result of that review. Mr. Lucander is eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Lucander also receives other customary benefits such as health, dental and life insurance.
     Mr. Lucander’s employment agreement also provides that we will grant him options to acquire the one-quarter of 1% of the number of shares sold in the initial public offering at an exercise price of $10.00 per share, exercisable within ten years from the date of grant of the options.
     In the event that Mr. Lucander is terminated, or elects to terminate his employment, in connection with a “change of control,” Mr. Lucander would be entitled to receive a cash lump-sum payment equal to 125% of his then current salary or $143,750, whichever is greater. If Mr. Lucander’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to half of one year’s then current salary or $57,500, whichever is greater.
     The agreement also provides non-competition and non-solicitation provisions that would apply for a period of six months following the termination of Mr. Lucander’s employment. If the Company chooses to enforce the noncompetition provisions, Mr. Lucander will be entitled to a payment equal to half of one year’s then current salary or $57,500, whichever is greater.
Option Grants in 2008
     The following tables set forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named above in the summary compensation table:
2008 GRANTS OF PLAN-BASED AWARDS TABLE

		All Other	All Other
		Stock Awards:	Option Awards:
		Number of	Number of	Exercise or	Grant Date
		Shares of	Securities	Base Price	Fair Value of
		Stock or	Underlying	of Option	Option
	Grant	Units	Options	Awards	Awards
Name	Date	(#)	(#)	($ / Sh)	($)

Satish B. Jasti	5/21/08	N.A.	41,649 (1)	$10.00	$152,422

Richard E. Bauer	5/21/08	N.A.	13,900 (2)	$10.00	$50,869

Christer D. Lucander	5/21/08	N.A.	3,475 (2)	$10.00	$12,717

(1)	The Company issued 41,649 options to Mr. Jasti, at an exercise price of $10.00 per share, pursuant to the Company’s Stock Incentive Plan which was approved at the Company’s 2008 Annual Meeting of Shareholders. Mr. Jasti’s options will vest 10,000 shares per year beginning on the first anniversary of the grant date with the balance of 1,649 shares vesting on the fifth anniversary of the grant date. The options will expire on May 21, 2018.

(2)	The Company issued 13,900 and 3,475 options to Messrs. Bauer and Lucander, respectively, at an exercise price of $10.00 per share, pursuant to the Company’s Stock Incentive Plan which was approved at the Company’s 2008 Annual Meeting of Shareholders. Messrs. Bauer and Lucander’s options will vest ratably (1/3rd per year) over a three year period beginning on the first anniversary of the grant date. The options will expire on May 21, 2018.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Satish B. Jasti	0	41,649 (1)	$10.00	5/21/18
Richard E. Bauer	0	13,900 (2)	$10.00	5/21/18
Christer D. Lucander	0	3,475 (2)	$10.00	5/21/18

(1)	The Company issued 41,649 options to Mr. Jasti, at an exercise price of $10.00 per share, pursuant to the Company’s Stock Incentive Plan which was approved at the Company’s 2008 Annual Meeting of Shareholders. Mr. Jasti’s options will vest 10,000 shares per year beginning on the first anniversary of the grant date with the balance of 1,649 shares vesting on the fifth anniversary of the grant date.

(2)	The Company issued 13,900 and 3,475 options to Messrs. Bauer and Lucander, respectively, at an exercise price of $10.00 per share, pursuant to the Company’s Stock Incentive Plan which was approved at the Company’s 2008 Annual Meeting of Shareholders. Messrs. Bauer and Lucander’s options will vest ratably (1/3rd per year) over a three year period beginning on the first anniversary of the grant date.
2008 DIRECTOR COMPENSATION TABLE

				Nonqualified
				Deferred
	Fees Earned or			Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)
Sreenivas Cherukuri	$0	$0	$0	$0	$0	$0
Vasudev Garlapaty	$0	$0	$0	$0	$0	$0
Vinaya Gavini	$0	$0	$0	$0	$0	$0
Amarnath Gowda	$0	$0	$0	$0	$0	$0
Ravindranath Gullapalli	$0	$0	$0	$0	$0	$0
Sarada Gullapalli	$0	$0	$0	$0	$0	$0
Murali Guthikonda	$0	$0	$0	$0	$0	$0
Satish B. Jasti	$0	$0	$0	$0	$0	$0
Sree Jasti	$0	$0	$0	$0	$0	$0
Lynn Jerath	$0	$0	$0	$0	$0	$0
Mayur Joshi	$0	$0	$0	$0	$0	$0
Shubha Kolachalam	$0	$0	$0	$0	$0	$0
V.S. Lingham	$0	$0	$0	$0	$0	$0
Krishna M. Malempati	$0	$0	$0	$0	$0	$0
Natvarlal Patel	$0	$0	$0	$0	$0	$0
Jitendra Patel	$0	$0	$0	$0	$0	$0
Haranath Policherla	$0	$0	$0	$0	$0	$0
Bala Setty	$0	$0	$0	$0	$0	$0
Jay Shah	$0	$0	$0	$0	$0	$0
Curt Shaneour	$0	$0	$0	$0	$0	$0
Venkat Talasila	$0	$0	$0	$0	$0	$0

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP AND FIVE PERCENT SHAREHOLDERS
     Pursuant to rules promulgated by the Securities and Exchange Commission (“SEC”) under the Exchange Act, a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person has sole voting power and sole investment power with respect to the indicated shares.

	Amount and
Name of	Nature of Beneficial		Ownership
Director or Executive Officer	Ownership		As a Percent of Class(1)
Richard E. Bauer	15,000	(2)	1.08%
Sreenivas Cherukuri	22,500	(3)	1.61%
Vasudev Garlapaty	23,100	(4)	1.65%
Vinaya Gavini	97,500	(5)	6.95%
Amarnath Gowda	19,500	(6)	1.40%
Ravindranath Gullapalli	11,200	(7)	0.81%
Sarada Gullapalli	20,280	(8)	1.46%
Murali Guthikonda	12,500	(9)	0.89%
Satish B. Jasti	37,500	(10)	2.67%
Sree Jasti	9,000	(11)	0.65%
Lynn Jerath	19,500	(12)	1.39%
Mayur Joshi	40,740	(13)	2.90%
Shubha Kolachalam	25,500	(14)	1.82%
V.S. Lingham	31,500	(15)	2.25%
Christer D. Lucander	0	(16)	0.00%
Krishna M. Malempati	9,600	(17)	0.69%
Natvarlal Patel	37,500	(18)	2.67%
Jitendra Patel	140,700	(19)	9.91%
Haranath Policherla	25,500	(20)	1.82%
Bala Setty	19,500	(21)	1.39%
Jay Shah	23,100	(22)	1.65%
Curt Shaneour	19,500	(23)	1.39%
Venkat Talasila	26,820	(24)	1.91%
All directors and executive officers as a group (23 persons)	687,540		37.84%
Shareholders Beneficially Holding Five Percent (5%) or More (other than the directors and executive officers)	NONE

(1)	Based on 1,389,965 shares of common stock issued and outstanding as of March 17, 2009.

(2)	Includes 12,500 shares of common stock and warrants to purchase up to 2,500 shares of common stock, all held by the Richard E. Bauer IRA. Excludes unvested options to purchase up to 13,900 shares of common stock.

(3)	Includes 12,500 shares of common stock and warrants to purchase up to 10,000 shares of common stock, all held The Cherukuri Family LLC.

(4)	Includes warrants to purchase up to 10,100 shares of common stock.

(5)	Includes warrants to purchase up to 20,000 shares of common stock held by Mr. Gavini, individually, and includes 12,500 shares of common stock and warrants to purchase up to 2,500 shares of common stock, all held by Mr. Gavini’s wife.

(6)	Includes warrants to purchase up to 9,500 shares of common stock.

(7)	Includes 3,100 shares of common stock and warrants to purchase up to 620 shares of common stock, all held by the Ravindranath Gullapalli IRA, and includes warrants to purchase up to 7,500 shares of common stock held jointly with Mr. Gullapalli’s wife, Sarada Gullapalli. NOTE: Mr. Gullapalli is a director of Lotus Bank, but not a director of Lotus Bancorp, Inc.

(8)	Includes 16,900 shares of common stock and warrants to purchase up to 3,380 shares of common stock, all held by the Sarada Gullapalli IRA. Ravindranath Gullapalli is Ms. Gullapalli’s husband.

(9)	Includes 10,000 shares of common stock and warrants to purchase up to 9,500 shares of common stock, all held by the Murali Guthikonda IRA, and includes 2,500 shares of commons tock and warrants to purchase up to 500 shares of common stock, all held by Mr. Guthikonda’s wife.

(10)	Includes 25,000 shares of common stock and warrants to purchase up to 5,000 shares of common stock, all held by the Satish B. Jasti IRA, and includes warrants to purchase up to 7,500 shares of common stock held jointly with Mr. Jasti’s wife, Sree Jasti. Excludes unvested options to purchase up to 41,649 shares of common stock.

(11)	Includes 7,500 shares of common stock and warrants to purchase up to 1,500 shares of common stock, all held by the Sree Jasti IRA. Satish Jasti is Ms. Jasti’s husband.

(12)	Includes warrants to purchase up to 9,500 shares of common stock.

(13)	Includes 22,000 shares of common stock and warrants to purchase up to 11,900 shares of common stock, all held jointly with Mr. Joshi’s wife, and includes 5,700 shares of common stock and warrants to purchase up to 1,140 shares of common stock, all held by the Chandrika Joshi IRA

(14)	Includes warrants to purchase up to 10,500 shares of common stock.

(15)	Includes warrants to purchase up to 11,500 shares of common stock. (16) Excludes unvested options to purchase up to 3,475 shares of common stock.

(16)	Excludes unvested options to purchase up to 3,475 shares of common stock.

(17)	Includes warrants to purchase up to 400 shares of common stock held by Mr. Malempati, individually, and includes 6,000 shares of common stock and warrants to purchase up to 1,200 shares of common stock, all held by Mr. Malempati’s wife.

(18)	Includes 25,000 shares of common stock and warrants to purchase up to 12,500 shares of common stock, all held by the Natvarlal Patel IRA.

(19)	Includes 101,000 shares of common stock and warrants to purchase up to 27,700 shares of common stock, all held by the Jitendra Patel Revocable Living Trust, and includes 10,000 shares of common stock and warrants to purchase up to 2,000 shares of common stock, all held by the Anita Patel Revocable Living Trust. Anita Patel is Mr. Patel’s wife.

(20)	Includes 15,000 shares of common stock and warrants to purchase up to 10,500 shares of common stock, all held by Neuro Rehab Services PC Profit Sharing Plan.

(21)	Includes warrants to purchase up to 9,500 shares of common stock.

(22)	Includes 13,000 shares of common stock and warrants to purchase up to 10,100 shares of common stock, all held by the Jayprakash B. Shah IRA.

(23)	Includes 10,000 shares of common stock and warrants to purchase up to 9,500 shares of common stock, all held by The Shane Group, Inc.

(24)	Includes warrants to purchase up to 10,500 shares of common stock held by Mr. Talasila, individually, and includes 1,100 shares of common stock and warrants to purchase up to 220 shares of common stock, all held by Mr. Talasila’s wife.
Equity Compensation Plans
The Company adopted a Stock Incentive Plan pursuant to which the Company may grant stock options to its directors, officers and employees to purchase up to 166,795 shares of common stock. See Note 8 of the Company’s Financial Statements disclosed in Item 8 of this report.
ITEM 13. Certain Relationships and Related Transactions and Director Independence.
     The Bank makes loans to directors and executive officers from time-to-time in the ordinary course of business. The Bank’s current policy provides that:
•	In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

•	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

•	In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.
     In 2008, the Company did not engage or enter into any business transactions with persons related to the Company..
     Our Board of Directors has determined that each of our directors, with the exception of Satish B. Jasti (as President and Chief Executive Officer of the Company) and Sree Jasti (Mr. Jasti’s wife), are independent as independence is defined in the NASDAQ’s listing standards, as those standards have been modified or supplemented.

ITEM 14. Principal Accounting Fees and Services
Audit Fees
     Audit fees and expenses billed to the Company by Plante & Moran, PLLC for the audit of the Company’s financial statements for the fiscal years ended December 31, 2008 are as follows:

2008
$52,150
Audit Related Fees
     Audit related fees and expenses billed to the Company by Plante & Moran, PLLC for the fiscal year 2008 for services related to the performance of the audit or review of the Company’s financial statements that were not included under the heading “Audit Fees,” are as follows:

2008
$7,850
Tax Fees
     Tax fees and expenses billed to the Company for the fiscal year 2008 for services related to tax compliance, tax advice and tax planning, consisting primarily of preparing the Company’s federal and state income tax returns for the previous fiscal periods and inclusive of expenses are as follows:

2008
$5,975
All Other Fees
     Fees and expenses billed to the Company by Plante & Moran, PLLC for all other services provided during the fiscal year 2008 are as follows:

2008
$0
In accordance with Section 10A(i) of the Exchange Act, before Plante & Moran, PLLC is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the time devoted by Plante & Moran, PLLC on its engagement to audit the Company’s financial statements for the year ended December 31, 2008 is attributable to work performed by persons other than Plante & Moran, PLLC employees.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
Exhibit Index

Number	Description

3.1	Articles of Incorporation #
3.2	Bylaws *
4.1	Specimen common stock certificate *
4.2	Lotus Bancorp, Inc. Organizer Warrant Agreement *
4.3	Lotus Bancorp, Inc. Shareholder Warrant Agreement *
10.1	Form of Lotus Bancorp, Inc. 2007 Stock Incentive Plan *
10.2	Employment Agreement by and between Lotus Bancorp, Inc. and Satish Jasti *
10.3	Employment Agreement by and between Lotus Bancorp, Inc. and Richard Bauer *
10.4	Employment Agreement by and between Lotus Bancorp, Inc. and Christer D. Lucander ^
11	Computation of Per Share Earnings
14	Code of Ethics +
21	Subsidiaries +
23	Consent of Plante & Moran PLLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Previously filed as an exhibit to the registration statement amendment filed August 14, 2006 and incorporated into this report by reference

*	Previously filed as an exhibit to the registration statement filed June 16, 2006 and incorporated into this report by reference

^	Previously filed as an exhibit to the Form 8-K filed February 13, 2008 and incorporated into this report by reference

+	Previously filed as an exhibit to the Form 10-KSB filed March 30, 2007 and incorporated into this report by reference

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

SIGNATURE	TITLE	DATE

/s/ Sreenivas Cherukuri Sreenivas Churikuri	Director	March 17, 2009

/s/ Vasudev Garlapaty Vasudev Garlapaty	Director	March 17, 2009

/s/ Vinaya Gavini Vinaya Gavini	Director	March 17, 2009

/s/ Amarnath Gowda Amarnath Gowda	Director	March 17, 2009

/s/ Sarada Gullapalli Sarada Gullapalli	Director	March 17, 2009

/s/ Murali Guthikinda Murali Guthikonda	Director	March 17, 2009

/s/ Satish Jasti Satish Jasti	Director, President & CEO	March 17, 2009

/s/ Sree Jasti Sree Jasti	Director	March 17, 2009

/s/ Lynn Jerath Lynn Jerath	Director	March 17, 2009

/s/ Mayur Joshi Mayur Joshi	Director	March 17, 2009

/s/ Shubha Kolachalam Shubha Kolachalam	Director	March 17, 2009

/s/ V.S. Lingham V.S. Lingham	Director	March 17, 2009

/s/ Krishna Malempati Krishna Malempati	Director	March 17, 2009

/s/ Jitendra Patel Jitendra Patel	Director	March 17, 2009

/s/ Natvarlal Patel Natvarlal Patel	Director	March 17, 2009

/s/ Haranath Policherla Haranath Policherla	Director	March 17, 2009

/s/ Bala Setty Bala Setty	Director	March 17, 2009

SIGNATURE	TITLE	DATE

/s/ Jay Shah Jay Shah	Director	March 17, 2009

/s/ Curt Shaneour Curt Shaneour	Director	March 17, 2009

/s/ Venkat Talasila Venkat Talasila	Director	March 17, 2009
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
The Company intends to furnish an annual report and/or proxy material to its security holders subsequent to the filing of this annual report of this Form.