Form 10-Q
period 2009-03-31
Lotus Bancorp, Inc.
filed 2009-05-14
CIK 1365330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934
For the Quarter Ended March 31, 2009
Commission File Number 333-135107
LOTUS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-2377468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
44350 W. Twelve Mile Road, Novi, MI 48377
(Address of principal executive offices, including zip code)
(248) 735-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, as of May 14, 2009 was 1,389,965 shares.

Certification Pursuant to Rule 13a – 15(e) and 15(d) – 15(e)
Certification Pursuant to Rule 13a – 15(e) and 15(d) – 15(e)
Certification Pursuant to Rule 13a – 14(b) and 15(d) – 14(b)
Information Concerning Forward-Looking Statements
Statements contained in this Form 10-Q which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS

	March 31, 2009
	(unaudited)	December 31, 2008
Cash and cash equivalents
Cash and due from banks	$402,604	$457,103
Interest bearing balances due from banks	3,920,000	1,960,000
Federal funds sold	4,818,340	3,194,033

Total cash and cash equivalents	9,140,944	5,611,136

Loans, less allowance for loan losses of $347,918 and $314,000 at March 31, 2009 and December 31, 2008, respectively (Note 2)	27,441,214	25,085,558

Property & equipment, net of depreciation (Note 5)	3,432,066	3,478,775
Accrued interest receivable and other assets	160,019	174,865

Total assets	$40,174,243	$34,350,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2009
	(unaudited)	December 31, 2008
Deposits (Note 3)
Non-interest bearing	$3,641,738	$3,613,283
Interest bearing	26,124,208	20,107,144

Total deposits	29,765,946	23,720,427

Accrued interest payable and other liabilities	136,839	103,520

Total liabilities	29,902,785	23,823,947

Stockholders’ equity
Common Stock, $0.01 par value
Authorized –8,000,000 shares Issued and outstanding – 1,389,965 shares at March 31, 2009 and at December 31, 2008, respectively	13,899	13,899
Additional paid in capital	14,003,763	13,989,314
Accumulated deficit	(3,746,204)	(3,476,827)

Total stockholders’ equity	10,271,458	10,526,387

Total liabilities and stockholders’ equity	$40,174,243	$34,350,334

See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31	March 31
	2009	2008
Interest income:
Loans receivable, including fees	$381,276	$165,980
Interest bearing balances due from banks	10,911	23,034
Federal funds sold	2,795	31,525

Total interest income	394,982	220,539

Interest Expense:
Deposits	161,401	53,216
Other	—	—

Total interest expense	161,401	53,216

Net interest income	233,581	167,323

Provision for loan losses	36,000	26,000

Net interest income after provision	197,581	141,323

Non-interest income:
Service charges and fees	6,440	4,866
Gain on sale of loans	—	4,575
Other income	2,099	—

Total non-interest income	8,539	9,441

Non-interest expense:
Compensation and employee benefits	246,393	255,228
Occupancy and equipment	74,750	45,354
Stock based compensation	14,448	—
Professional fees	34,000	45,000
Data processing costs	25,162	24,921
Advertising and promotion	11,325	12,644
Travel and entertainment	7,510	12,270
Michigan business tax	7,000	9,000
ATM and debit card expenses	9,331	9,555
Other	45,578	51,947

Total non-interest expense	475,497	465,919

Loss before income tax benefit	(269,377)	(315,155)
Income tax benefit	—	—

Net Loss	$(269,377)	$(315,155)

Basic and Diluted Loss Per Share	$(.19)	$(.23)

Weighted Average Shares Outstanding	1,389,965	1,389,965
See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common	Paid In	Accumulated
	Stock	Capital	Deficit	Total

Balance December 31, 2008	$13,899	$13,989,315	$(3,476,827)	$10,526,387

Stock option expense	—	14,448	—	14,448

Net loss	—	—	(269,377)	(269,377)

Balance March 31, 2009	$13,899	$14,003,763	$(3,746,204)	$10,271,458

See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile actual loss to net cash from operating activities:
Net loss	$(269,377)	$(315,155)
Stock option expense	14,448	—
Depreciation	47,310	19,629
Provision for loan losses	36,000	26,000
Increase (decrease) in accrued interest receivable and other assets	14,846	(2,115)
Decrease in accrued interest payable and other liabilities	33,319	49,497

Net cash used in operating activities	(123,454)	(222,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(2,389,574)	(2,099,976)
Net charge-offs on loans	(2,082)	—
Purchase of equipment	(601)	(625,811)

Net cash used in investing activities	(2,392,257)	(2,724,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits	28,455	258,994
Increase (decrease) in interest bearing deposits	6,017,064	(8,287)

Net cash provided by financing activities	6,045,519	250,707

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,529,808	(2,697,224)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,611,136	7,565,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,140,944	$4,868,637

Cash Paid for Interest	$143,761	$54,558
See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation – The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements of Lotus Bancorp, Inc. should be read in conjunction with the financial statements of Lotus Bancorp, Inc. and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Principles of Consolidation – The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Lotus Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated.
Organization – Lotus Bancorp, Inc. (the “Company”) was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the “Bank”) on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of May 14, 2009, there were 1,389,965 shares of the Company’s common stock issued and outstanding.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term include the determination of loan losses and the valuation of deferred tax assets.
Organization and Pre-opening costs – Organization and pre-opening costs represent incorporation costs, legal, accounting, consultant and other professional fees and costs relating to the organization. The organization and pre-opening costs totaled approximately $790,000 through the commencement of operations, and were charged to expense as incurred.
Deferred Offering Costs – Direct costs relating to the offering of common stock totaled approximately $487,000 through March 31, 2009, and were capitalized and netted against the offering proceeds.
Cash and Cash Equivalents – Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. At times bank balances may be in excess of insured limits. Management has deemed this a normal business risk.
Loans – The Company grants mortgage, commercial and consumer loans to customers. A large portion of the loan portfolio is represented by commercial and commercial real estate loans in Oakland County, Michigan and elsewhere. The ability of the Company’s debtors to honor their contracts is dependent on the real estate and general economic conditions in those areas.
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
Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the borrower and the loan, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable interest rate, or by the fair value of the collateral if the loan is collateral dependent.
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
Off-balance-sheet Instruments – In the ordinary course of business, the Company has entered into commitments under commercial lines of credit and standby letters of credit. Such financial instruments are recorded when they are funded.
Property and Equipment – Equipment is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the useful life of the assets.
Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effect of the various temporary differences between the book value and tax basis of the various balance sheet assets and liabilities, and requires the current recognition of changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings per Share – Basic earnings per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.
Reclassification – Certain amounts appearing in the prior year’s financial statements have been reclassified to conform to the current year’s financial statements.
Recent Accounting Pronouncements – On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such application is not expected to be material to our results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued, such as the period ended March 31, 2009. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FASB 158”), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior to service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date (the date at which the benefit obligation and plan assets are measured) is required to be the company’s fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. This FASB is not applicable to the Company because they do not have defined benefit pension or other postretirement plans.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company has determined the impact of adopting FASB 159 is immaterial to the financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related activities; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective beginning January 1, 2009. Management does not expect SFAS No. 161 will have a material effect on its derivative disclosures upon adoption.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements in nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy for the auditing standards. We do not expect SFAS No. 162 to have a material effect on our consolidated results of operations or financial position upon adoption.

NOTE 2 – LOANS
A summary of the balances of loans as of March 31, 2009 and December 31,2008, respectively, is as follows:

	March 31, 2009	December 31, 2008
Mortgage loans on real estate:
Residential 1 to 4 family	$2,515,075	$2,419,361
Commercial	14,994,150	12,843,133
Second mortgage	208,248	172,393
Equity lines of credit	1,248,038	839,607

Total mortgage loans on real estate	18,965,511	16,274,494
Commercial loans	8,060,372	8,443,881
Consumer installment loans	793,499	700,235

Total loans	27,819,382	25,418,610

Less:
Allowance for loan losses	347,918	314,000
Net deferred loan fees (costs)	30,250	19,052

Net loans	$27,441,214	$25,085,558

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of March 31, 2009:

	Maturing or repricing in
	less than	1 to 5	after
	1 year	years	5 years	Total
Commercial and financial	$11,758,442	$7,214,366	$4,081,714	$23,054,522
Real estate – mortgage	2,039,529	1,520,534	411,298	3,971,361
Installment loans to individuals	362,163	422,100	9,236	793,499

Total loans	$14,160,134	$9,157,000	$4,502,248	$27,819,382

At March 31, 2009, loans maturing in greater than 1 year are comprised of the following:

Fixed rate	$8,926,008
Variable rate	$13,491,215
The Company has no loan concentrations greater than 10% of total loans.
An analysis of the allowance for loan losses is as follows:

March 31, 2009
Balance at December 31, 2008	$314,000
Provision for loan losses	36,000
Loans charged-off	(2,082)
Recoveries on loans previously charged-off	—

Balance at March 31, 2009	$347,918

At March 31, 2009, there were no loans considered to be impaired or over 90 days delinquent and still accruing.
In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $6,613,316 at March 31, 2009 and $3,200,296 at March 31, 2008.

NOTE 3 – DEPOSITS
The following is a distribution of deposits as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Non-interest bearing deposits	$3,641,738	$3,613,283
NOW accounts	419,056	357,123
Savings and money market accounts	10,669,296	9,505,159
Certificates of deposit less than $100,000	4,163,106	2,718,608
Certificates of deposit greater than $100,000	10,872,750	7,526,254

Total	$29,765,946	$23,720,427

At March 31, 2009, the scheduled maturities of time deposits are as follows:

	Less than	Greater than
	$100,000	$100,000	Total
Less than one year	$3,855,106	$10,770,664	$14,625,770
One through five years	308,000	102,086	410,086
Over five years	—	—	—

Total	$4,163,106	$10,872,750	$15,035,856

NOTE 4 – OFF BALANCE SHEET ARRANGEMENTS
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
The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of March 31, 2009 and December 31, 2008 are shown below:

	March 31, 2009	December 31, 2008
Commitments to extend credit	$4,030,000	$3,298,200
Standby letters of credit	908,798	917,498
Undisbursed lines of credit	5,169,160	5,241,053

Total	$10,107,958	$9,456,751

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
Collateral Requirements – To reduce credit risk related to the use of credit related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained are based on the Company’s evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.
If the counterparty does not have the right and the ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral on its balance sheet at fair value with a corresponding obligation to return it.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Building	$2,212,089	$2,212,089
Land	854,233	854,233
Office equipment	633,555	632,954

	3,699,877	3,699,276
Less: Accumulated depreciation	267,811	220,501

Property and equipment net of depreciation	$3,432,066	$3,478,775

The Company’s headquarters is an approximately 5,200 square foot building completed in 2008 featuring full service banking accommodations. The building also houses the Company’s executive management.
NOTE 6 — INCOME TAXES
The Company has net operating loss carryforwards of approximately $3,746,000 as of March 31, 2009 that are available to reduce future taxable income through the year ending December 31, 2028. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the Company’s net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
Net Operating Loss Carryforward	$1,273,709
Less: Valuation Allowance	(1,273,709)

Total net deferred tax asset	$—

A reconciliation of the provision for income taxes for each period ended March 31 follows:

	2009	2008

Income tax benefit at federal statutory rate of 34 percent	$91,588	$107,153
Change in valuation allowance	(92,000)	(107,000)
Other — net	(588)	(153)

Net income tax expense	$—	$—

NOTE 7 — STOCK BASED COMPENSATION
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
At March 31, 2009, stock options outstanding had a weighted average remaining contractual life of 9.3 years. The following table summarizes stock options outstanding and aggregate intrinsic value as of March 31, 2009:

Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value

$10.00	59,024	9.3 years	$10.00	—
The Company did not grant stock options during the three months ended March 31, 2009.
Stock options have an exercise price of $10.00 per share. 41,649 of the options vest over a five year term, while 17,375 of the options vest ratably over a three year term. All of the options expire 10 years following the date of grant.
As of March 31, 2009, there was $177,480 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 1.8 years. Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
As of March 31, 2009, there were 59,024 options to purchase the Company’s common stock issued and outstanding.
In conjunction with its initial stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company’s common stock were outstanding as of March 31, 2009 and December 31, 2008.
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
NOTE 8 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well capitalized as of March 31, 2009.
The Bank’s actual capital amounts and ratios as of March 31, 2009 are presented in the following table (dollars in thousands):

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:

Total Risk Based Capital to Risk Weighted Assets Lotus Bank	$8,378	24.64%	$2,720	8.00%	$3,400	10.00%

Tier One Capital to Risk Weighted Assets Lotus Bank	$8,030	23.62%	$1,360	4.00%	$2,040	6.00%

Tier One Capital to Assets Lotus Bank	$8,030	19.99%	$1,607	4.00%	$2,009	5.00%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of its results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.
OVERVIEW
Lotus Bancorp, Inc.(the “Company”) is a Michigan corporation that was incorporated on October 27, 2004 to serve as a bank holding company for Lotus Bank (the “Bank”). On February 2, 2007, the Company received approval from the Federal Reserve Bank of Chicago to become a bank holding company. The Bank received final regulatory approvals on February 5, 2007, and commenced banking operations on February 28, 2007. The Company has no material business operations other than owning and managing the Bank, and has no plans for other business operations in the foreseeable future.
The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. The initial public offering was completed on June 30, 2007. On February 26, 2007, we broke escrow in the amount of $12,769,358, which consisted of $12,582,050 in stock subscriptions received and $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650. As of May 14, 2009, there were 1,389,965 shares of the Company’s common stock issued and outstanding.
We provide customary retail and commercial banking services to our customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, real estate mortgage loans, installment loans, IRAs and night depository facilities. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to applicable legal limits and we are supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation.
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
The Bank uses its capital for customer loans, investments and other general banking purposes. We believe that the Company’s minimum initial public offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. While we do not anticipate raising additional capital during the next 12 month period, we cannot assure you that the Company will not need to raise additional capital within the next three years or over the next 12 month period.
FINANCIAL RESULTS
For the three months ended March 31, 2009, the Company generated a net loss of $269,377. The largest expenses in the quarter ended March 31, 2009 were compensation and employee benefits which amounted to $246,393, interest expenses of $161,401, occupancy and equipment costs totaling $74,750, professional fees totaling $34,000, data processing expenses totaling $25,162, and advertising and promotion costs totaling $11,325. Additionally, stock based compensation expense totaling $14,448 was recognized during the quarter ended March 31, 2009. Interest and fee income for the quarter of $394,982 was largely due to interest and fees on loans of $381,276, earnings from investments in certificates of deposit of other banks amounting to $10,911, and federal funds sold of $2,795. The provision for possible loan losses totaled $36,000 for the quarter, and the reserve stood at $347,918, or 1.26% of adjusted total loans outstanding at March 31, 2009. While the Company has no loans past due more than 30 days, no watch list loans, or any loans in nonaccrual status, the Company’s management felt it prudent to increase its loan loss reserve given the state of both the local and national economies.
In comparing the March 31, 2009 quarterly results to those of the same period ending in 2008, it is necessary to remember that the Company’s subsidiary bank had only been in operation since February 28, 2007, and has experienced fairly rapid balance sheet growth during 2007 and 2008, with total assets, net loans and total deposits increasing 109%, 147%, and 211%, respectively, from March 31, 2008 to March 31, 2009. The Company’s primary source of income at March 31, 2008 and 2009 was interest and fees on loans, investment CD’s and federal funds sold totaling $220,539 and $394,982, respectively. While the composition of revenue sources was similar, significant decreases in the general level of interest rates, coupled with the fairly high funding costs associated with gathering deposits resulted in a decline of the Company’s annualized net interest margin from 3.96% at March 31, 2008 to 2.69% at March 31, 2009. The erosion in the net interest margin, in percentage terms, has made it more difficult to cover the Company’s other operating costs such as salaries and benefits and occupancy even though in dollar terms, net interest income has increased during the same period.
The Company’s assets have grown by approximately 17% since year-end 2008. We believe this growth is primarily attributable to the new location of the Company’s headquarters, recent marketing and advertising promotions, and perceived instability of competitor financial institutions, all of which have attracted additional customer relationships into the Bank. The Bank’s asset mix has continued to improve with the conversion of cash equivalent assets into loans. Net loans totaled $27,441,214 at March 31, 2009, an increase of approximately $2.36 million over December 31, 2008, and were funded largely by increases in deposits gathered amounting to $29,765,946. The Company expects this growth to continue for the foreseeable future, as tempered competition and increased consolidation in its market allow it to gain more customer relationships, resulting in the continued enrichment in its asset mix as federal funds sold balances continue to be converted into higher-yielding loans.
An approximately 25% increase in deposits at quarter-end, as compared to year-end 2008, were comprised primarily of interest bearing demand balances and certificates of deposit. The Company’s equity declined during the same period to $10,271,458 due exclusively to its operating losses discussed above.
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
The Bank’s operations depend substantially on its net interest income, which is the difference between interest earned on loans and other investments, and interest expense paid on deposits and other borrowings. This difference can be largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank’s profitability.
FUNDING OF OPERATIONS AND LIQUIDITY
On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until
June 30, 2007. Since the initial closing on February 26, 2007, the Company closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of May 14, 2009, a total of 1,389,965 shares of the Company’s common stock were issued and outstanding.
The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.
CAPITAL EXPENDITURES
The Company has made no capital expenditures for the three month period ended March 31, 2009, and recorded $47,310 in depreciation expense related to its headquarters building and office equipment during the quarter.

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
On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of March 31, 2009, the Company’s primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $2,166,780. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.
Additionally, the Bank has arranged a federal funds borrowing line with one of its correspondent banks, has gained access to the discount window of the Federal Reserve Bank of Chicago (the “FRBC”), and has established a borrowing line with the Federal Home Loan Bank of Indianapolis (the “FHLBI”). Any borrowings from the FRBC and the FHLBI are required to be collateralized with certain of the Bank’s assets. The federal funds line is unsecured. As of March 31, 2009, there were no balances outstanding on any of these borrowing lines.
Net interest income, the Bank’s primary source of earnings, will fluctuate with significant interest rate movements. The Company’s profitability depends substantially on the Bank’s net interest income. A large change in interest rates may significantly impact the Bank’s net interest income and decrease or eliminate the Company’s profitability. Most of the factors that influence changes in market interest rates, including economic conditions, are beyond the Company’s ability to control. While the Bank will take measures to minimize the impact of these fluctuations, the Bank intends to structure its balance sheet such that repricing opportunities exist both for assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities and the changes in interest income and expense in order to limit its overall interest rate risk. The Bank regularly evaluates the balance sheet’s asset mix in terms of several variables: yield, credit quality, funding sources and liquidity.
To effectively manage the balance sheet’s liability mix, the Bank plans to expand its deposit base and converting assets to cash where necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an attempt to hedge against rapidly rising or falling interest rates. The Bank’s asset and liability committee meets regularly to develop strategies for the upcoming period.
Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that would result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
At March 31, 2009, the Company had unfunded loan commitments outstanding of approximately $10.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitments level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required.
CAPITAL ADEQUACY
There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common stockholder’s equity, non-cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is deducted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and immediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.
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
The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of March 31, 2009:

Tier 1 capital	$8,030
Total capital	$8,378
Tier 1 capital to risk-weighted assets	23.62%
Total capital to risk-weighted assets	24.64%
Tier 1 capital to average assets	19.99%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          This item does not apply to smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — As of the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
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
Changes in Internal Controls — There was no change in the Company’s control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          This item is not applicable.
ITEM 5. OTHER INFORMATION.
          This item is not applicable.
ITEM 6. EXHIBITS.

Exhibit number	Description of Exhibit

31.1	Rule 13 a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13 a — 14 (a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTUS BANCORP, INC.

Date: May 14, 2009	By:	/s/ Satish B. Jasti Satish B. Jasti
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Richard E. Bauer Richard E. Bauer
Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of Exhibit
31.1	Certification pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act and 18 U.S.C. §1350