Form 10-Q
period 2009-06-30
Lotus Bancorp, Inc.
filed 2009-08-14
CIK 1365330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934
For the Quarter Ended June 30, 2009
Commission File Number 333-135107
LOTUS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-2377468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
44350 W. Twelve Mile Road, Novi, MI 48377
(Address of principal executive offices, including zip code)
(248) 735-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, as of August 14, 2009 was 1,389,965 shares.

Certification Pursuant to Rule 13a — 15(e) and 15(d) — 15(e)
Certification Pursuant to Rule 13a — 15(e) and 15(d) — 15(e)
Certification Pursuant to Rule 13a — 14(b) and 15(d) — 14(b)
Information Concerning Forward-Looking Statements
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

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS

	June 30, 2009
	(unaudited)	December 31, 2008
Cash and cash equivalents
Cash and due from banks	$850,208	$457,103
Interest bearing balances due from banks	4,900,000	1,960,000
Federal funds sold	5,001,242	3,194,033

Total cash and cash equivalents	10,751,450	5,611,136

Loans, less allowance for loan losses of $402,418 and $314,000 at June 30, 2009 and December 31, 2008, respectively (Note 2)	33,016,589	25,085,558

Property & equipment, net of depreciation (Note 5)	3,390,088	3,478,775
Accrued interest receivable and other assets	196,542	174,865

Total assets	$47,354,669	$34,350,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2009
	(unaudited)	December 31, 2008
Deposits (Note 3)
Non-interest bearing	$4,612,933	$3,613,283
Interest bearing	32,448,941	20,107,144

Total deposits	37,061,874	23,720,427

Accrued interest payable and other liabilities	244,599	103,520

Total liabilities	37,306,473	23,823,947

Shareholders’ equity
Common Stock, $0.01 par value Authorized —8,000,000 shares Issued and outstanding — 1,389,965 shares at June 30, 2009 and at December 31, 2008, respectively	13,899	13,899
Additional paid in capital	14,018,211	13,989,315
Accumulated deficit	(3,983,914)	(3,476,827)

Total shareholders’ equity	10,048,196	10,526,387

Total liabilities and shareholders’ equity	$47,354,669	$34,350,334

See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
Interest income:
Loans receivable, including fees	$452,786	$195,760	$834,062	$361,740
Interest bearing balances due from banks	20,386	—	31,297	23,034
Federal funds sold	3,214	21,658	6,009	53,183

Total interest income	476,386	217,418	871,368	437,957

Interest expense:
Deposits	176,883	53,312	338,284	106,528
Other	3	—	3	—

Total interest expense	176,886	53,312	338,287	106,528

Net interest income	299,500	164,106	533,081	331,429

Provision for loan losses	54,500	108,000	90,500	134,000

Net interest income after provision for loan losses	245,000	56,106	442,581	197,429

Non-interest income:
Service charges and fees	9,577	4,085	16,017	8,951
Gain on sale of loans	—	—	—	4.575
Other income	10,682	2,186	12,781	2,186

Total non-interest income	20,259	6,271	28,798	15,712

Non-interest expense:
Compensation and employee benefits	251,532	231,076	497,925	486,304
Occupancy and equipment	69,496	63,109	144,249	108,463
Stock based compensation	14,448	9,632	28,896	9,632
Professional fees	34,010	56,000	68,010	101,000
Data processing costs	35,549	24,883	60,711	49,804
Advertising and promotion	6,882	18,691	18,207	31,335
Travel and entertainment	11,243	10,457	18,753	22,727
Michigan business tax	7,000	10,500	14,000	19.500
ATM and debit card expenses	10,092	7,714	19,423	17,270
Other	62,714	68,166	108,292	120,112

Total non-interest expense	502,969	500,228	978,466	966,147

Loss before income tax benefit	(237,710)	(437,851)	(507,087)	(753,006)
Income tax benefit	—	—	—	—

Net Loss	$(237,710)	$(437,851)	$(507,087)	$(753,006)

Basic and Diluted Loss Per Share	$(.17)	$(.32)	$(.36)	$(.54)

Weighted Average Shares Outstanding	1,389,965	1,389,965	1,389,965	1,389,965
See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common	Paid In	Accumulated
	Stock	Capital	Deficit	Total

Balance December 31, 2008	$13,899	$13,989,315	$(3,476,827)	$10,526,387
Stock option expense	—	28,896	—	28,896
Net loss	—	—	(507,087)	(507,087)

Balance June 30, 2009	$13,899	$14,018,211	$(3,983,914)	$10,048,196

See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile actual loss to net cash from operating activities:
Net loss	$(507,087)	$(753,006)
Stock option expense	28,896	9,632
Depreciation	94,918	64,398
Provision for loan losses	90,500	134,000
Decrease (increase) in accrued interest receivable and other assets	(21,677)	26,845
Increase in accrued interest payable and other liabilities	141,079	23,036

Net cash used in operating activities	(173,371)	(495,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(8,019,449)	(5,496,460)
Net charge-offs on loans	(2,082)	—
Purchase of equipment	(6,231)	(1,127,117)

Net cash used in investing activities	(8,027,762)	(6,623,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	999,650	1,455,439
Net increase in interest bearing deposits	12,341,797	1,894,161

Net cash provided by financing activities	13,341,447	3,349,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,140,314	(3,769,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,611,136	7,565,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,751,450	$3,796,789

Cash Paid for Interest	$336,759	$136,353
See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation — The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by the accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements of Lotus Bancorp, Inc. should be read in conjunction with the financial statements of Lotus Bancorp, Inc. and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Principles of Consolidation — The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Lotus Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated.
Organization — Lotus Bancorp, Inc. (the “Company”) was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the “Bank”) on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of August 14, 2009, there were 1,389,965 shares of the Company’s common stock issued and outstanding.
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
Deferred Offering Costs — Direct costs relating to the offering of common stock totaled approximately $487,000 through June 30, 2009, and were capitalized and netted against the offering proceeds.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the borrower and the loan, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable interest rate, or by the fair value of the collateral if the loan is collateral dependent.
Large groups of homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential mortgage loans for impairment disclosures.
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
Recent Accounting Pronouncements — On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company has applied the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of SFAS No. 157 is not material to our results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued, such as the period ended June 30, 2009. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.
NOTE 2 — LOANS
A summary of the balances of loans as of June 30, 2009 and December 31,2008, respectively, is as follows:

	June 30, 2009	December 31, 2008
Mortgage loans on real estate:
Residential 1 to 4 family	$2,963,604	$2,419,361
Commercial	17,792,321	12,843,133
Second mortgage	206,939	172,393
Equity lines of credit	1,301,760	839,607

Total mortgage loans on real estate	22,264,624	16,274,494
Commercial loans	10,714,334	8,443,881
Consumer installment loans	500,653	700,235

Total loans	33,479,611	25,418,610

Less:
Allowance for loan losses	402,418	314,000
Net deferred loan fees (costs)	60,604	19,052

Net loans	$33,016,591	$25,085,558

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of June 30, 2009:

	Maturing or repricing in
	less than	1 to 5	after
	1 year	years	5 years	Total

Commercial and financial	$17,711,421	$8,575,613	$2,722,190	$29,009,224
Real estate — mortgage	2,096,943	1,462,968	409,823	3,969,734
Installment loans to individuals	221,100	266,244	13,309	500,653

Total loans	$20,029,464	$10,304,825	$3,145,322	$33,479,611

At June 30, 2009, loans maturing in greater than 1 year are comprised of the following:

Fixed rate	$12,936,939
Variable rate	$13,289,028
The Company has no loan concentrations greater than 10% of total loans.
An analysis of the allowance for loan losses is as follows:

June 30, 2009
Balance at December 31, 2008	$314,000
Provision for loan losses	90,500
Loans charged-off	(2,082)
Recoveries on loans previously charged-off	—

Balance at June 30, 2009	$402,418

At June 30, 2009, there were no loans considered to be impaired or over 90 days delinquent and still accruing.
In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $5,965,335 at June 30, 2009 and $4,328,595 at December 31, 2008.
NOTE 3 — DEPOSITS
The following is a distribution of deposits as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Non-interest bearing deposits	$4,612,933	$3,613,283
NOW accounts	449,627	357,123
Savings and money market accounts	13,833,861	9,505,159
Certificates of deposit less than $100,000	4,043,944	2,718,608
Certificates of deposit greater than $100,000	14,121,509	7,526,254

Total	$37,061,874	$23,720,427

At June 30, 2009, the scheduled maturities of time deposits are as follows:

	Less than	Greater than
	$100,000	$100,000	Total
Less than one year	$3,833,944	$13,807,542	$17,641,486
One through five years	210,000	313,967	523,967
Over five years	—	—	—

Total	$4,043,944	$14,121,509	$18,165,453

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
The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of June 30, 2009 and December 31, 2008 are shown below:

	June 30, 2009	December 31, 2008
Commitments to extend credit	$3,985,000	$3,298,200
Standby letters of credit	908,798	917,498
Undisbursed lines of credit	7,585,900	5,241,053

Total	$12,479,698	$9,456,751

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
Collateral Requirements — To reduce credit risk related to the use of credit related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained are based on the Company’s evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.
If the counterparty does not have the right and the ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral on its balance sheet at fair value with a corresponding obligation to return it.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30, 2009	December 31, 2008
Building and improvements	$2,212,089	$2,212,089
Land	854,233	854,233
Office equipment	639,185	632,954

	3,705,507	3,699,276
Less: Accumulated depreciation	315,419	220,501

Property and equipment net of depreciation	$3,390,088	$3,478,775

The Company’s headquarters is an approximately 5,200 square foot building completed in 2008 featuring full service banking accommodations. The building also houses the Company’s executive management.
NOTE 6 — INCOME TAXES
The Company has net operating loss carryforwards of approximately $3,984,000 as of June 30, 2009 that are available to reduce future taxable income through the year ending December 31, 2028. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the Company’s net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
Net Operating Loss Carryforward	$1,354,531
Less: Valuation Allowance	(1,354,531)

Total net deferred tax asset	$—

A reconciliation of the provision for income taxes for each period ended June 30 follows:

	2009	2008

Income tax benefit at federal statutory rate of 34 percent	$172,410	$256,022
Change in valuation allowance	(172,000)	(256,000)
Other — net	(410)	(22)

Net income tax expense	$—	$—

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
At June 30, 2009, stock options outstanding had a weighted average remaining contractual life of 8.9 years. The following table summarizes stock options outstanding and aggregate intrinsic value as of June 30, 2009:

Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value

$10.00	59,024	8.9 years	$10.00	—
The Company did not grant stock options during the six months ended June 30, 2009.
Stock options have an exercise price of $10.00 per share. 41,649 of the options vest over a five year term, while 17,375 of the options vest ratably over a three year term. All of the options expire 10 years following the date of grant.
As of June 30, 2009, there was $148,584 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 1.4 years. Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
As of June 30, 2009, there were 59,024 options to purchase the Company’s common stock issued and outstanding.
In conjunction with its initial stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company’s common stock were outstanding as of June 30, 2009 and December 31, 2008.
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
NOTE 8 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well capitalized as of June 30, 2009.

The Bank’s actual capital amounts and ratios as of June 30, 2009 are presented in the following table (dollars in thousands):

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Risk Based Capital to Risk Weighted Assets Lotus Bank	$8,198	20.71%	$3,167	8.00%	$3,959	10.00%
Tier One Capital to Risk Weighted Assets Lotus Bank	$7,796	19.69%	$1,584	4.00%	$2,375	6.00%
Tier One Capital to Total Assets Lotus Bank	$7,796	16.46%	$1,894	4.00%	$2,368	5.00%
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents — the carrying amounts of cash and cash equivalents approximate fair value.
Loans — for variable rate loans that may reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit — the fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying values also approximate fair value for money market deposit accounts, other savings, and variable rate certificates of deposit. Fair values for fixed rate certificate of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.
Accrued Interest — the carrying amounts of accrued interest approximate fair value.
Other Financial Instruments — the fair value of other financial instruments, including loan commitments, unfunded lines of credit and unfunded standby letters of credit, based on discounted cash flow analyses, is not material.

The carrying and fair values of the Company’s assets and liabilities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and due from banks	$850,208	$850,208	$457,103	$457,103
Interest bearing deposits with banks	4,900,000	4,900,000	1,960,000	1,960,000
Federal funds sold	5,001,242	5,001,242	3,194,033	3,194,033
Loans — net	33,016,589	33,924,785	25,085,558	26,703,966
Accrued interest receivable	86,062	86,062	81,521	81,521

Noninterest bearing deposits	4,612,933	4,612,933	3,613,283	3,613,283
Interest bearing deposits	14,283,488	14,283,488	9,862,282	9,862,282
Time deposits	18,165,453	18,169,590	10,244,862	10,154,759
Accrued interest payable	48,761	48,761	47,233	47.233
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
The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. The initial public offering was completed on June 30, 2007. On February 26, 2007, we broke escrow in the amount of $12,769,358, which consisted of $12,582,050 in stock subscriptions received and $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650. As of August 14, 2009, there were 1,389,965 shares of the Company’s common stock issued and outstanding.
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

The Bank has 13.0 full-time equivalent employees, and the Company does not currently have any employees who are not also employees of the Bank.
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
FINANCIAL RESULTS
For the three and six months ended June 30, 2009, the Company generated net losses of $237,710 and $507,087, respectively. The largest expenses in the quarter ended June 30, 2009 were compensation and employee benefits which amounted to $251,532, interest expenses of $176,886, occupancy and equipment costs totaling $69,496, data processing expenses totaling $35,549, professional fees totaling $34,010, and advertising and promotion costs totaling $11,243. Additionally, stock based compensation expense totaling $14,448 was recognized during the quarter ended June 30, 2009. Similarly, year-to-date through June 30, 2009, the largest expense components were salaries and employee benefits totaling $497,925, interest expenses amounting to $338,287, occupancy costs totaling $145,034, professional fees of $68,010, and data processing expenses totaling $60,711. Most expense categories showed increases in the year-over-year period due to growth in the Company’s business lines and the addition of additional staff. Interest and fee income for the quarter of $476,386 was largely due to interest and fees on loans of $452,786, earnings from investments in certificates of deposit of other banks amounting to $20,386, and federal funds sold of $3,214. The provision for possible loan losses totaled $54,500 for the quarter and $90,500 year-to-date. At June 30, 2009, the reserve stood at $402,418 or 1.20% of gross loans and 1.25% of adjusted total loans. The Company had no loans past due more than 30 days at quarter end or any loans in nonaccrual status, the Company’s management felt it prudent to increase its loan loss reserve given the state of both the local and national economies.
In comparing the June 30, 2009 quarterly results to those of the same period ending in 2008, it is necessary to remember that the Company’s subsidiary bank had only been in operation since February 28, 2007, and has experienced fairly rapid balance sheet growth during 2007, 2008 and the early part of 2009, with total assets, net loans and total deposits increasing 116%, 130%, and 245%, respectively from June 30, 2008 to June 30, 2009. The Company’s primary source of income for the quarters ended June 30, 2008 and 2009 was interest and fees on loans, investment CD’s and federal funds sold totaling $476,386 and $217,418, respectively. While the composition of revenue sources was similar, significant decreases in the general level of interest rates, coupled with the fairly high funding costs associated with gathering deposits and high carrying balances of relatively low yielding assets (federal funds sold and investment certificates of deposit) resulted in a decline of the Company’s annualized net interest margin from 3.79% at June 30, 2008 to 2.94% at June 30, 2009. The erosion in the net interest margin, in percentage terms, has made it more difficult to cover the Company’s other operating costs such as salaries and benefits and occupancy, even though in dollar terms, net interest income has increased during the same period.
The Company’s assets have grown by approximately 38% since year-end 2008. We believe this growth is primarily attributable to the new location of the Company’s headquarters, recent marketing and advertising promotions, and perceived instability of competitor financial institutions, all of which have attracted additional customer relationships into the Bank. The Bank’s asset mix has continued to improve with the conversion of cash equivalent assets into loans. Net loans totaled $33,016,589 at June 30, 2009, an increase of approximately $7.93 million over December 31, 2008, and were funded largely by increases in deposits gathered amounting to $37,061,874. The Company expects this growth to continue for the foreseeable future, as tempered competition and increased consolidation in its market allow it to gain more customer relationships, which should result in the continued enrichment in its asset mix as federal funds sold and investment certificate of deposit balances are to be converted into higher-yielding loans.
An approximately 56% increase in deposits at quarter-end, as compared to year-end 2008, were comprised primarily of non-interest bearing demand balances, money market deposit accounts and certificates of deposit. The Company’s equity declined during the same period to $10,048,196 due exclusively to its operating losses discussed above.
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
FUNDING OF OPERATIONS AND LIQUIDITY
On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until June 30, 2007. Since the initial closing on February 26, 2007, the Company closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of August 14, 2009, a total of 1,389,965 shares of the Company’s common stock were issued and outstanding.
The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.
CAPITAL EXPENDITURES
The Company has made minimal capital expenditures for the three month period ended June 30, 2009, and recorded $47,608 in depreciation expense related to its headquarters building and office equipment during the quarter.
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
On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of June 30, 2009, the Company’s primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $5,851,450. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.
Additionally, the Bank has arranged a federal funds borrowing line with one of its correspondent banks, has gained access to the discount window of the Federal Reserve Bank of Chicago (the “FRBC”), and has established a borrowing line with the Federal Home Loan Bank of Indianapolis (the “FHLBI”). Any borrowings from the FRBC and the FHLBI are required to be collateralized with certain of the Bank’s assets. The federal funds line is unsecured. As of June 30, 2009, there were no balances outstanding on any of these borrowing lines.
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

To effectively manage the balance sheet’s liability mix, the Bank plans to expand its deposit base and convert assets to cash where necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an attempt to hedge against rapidly rising or falling interest rates. The Bank’s asset and liability committee meets regularly to develop strategies for the upcoming period.
Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that would result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
At June 30, 2009, the Company had unfunded loan commitments outstanding of approximately $12.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitments level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required. See also Note 4 of the Company’s consolidated financial statements (unaudited) in Item 1 of Part I of this report.
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
The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of June 30, 2009:

Tier 1 capital	$7,796
Total capital	$8,198
Tier 1 capital to risk-weighted assets	19.69%
Total capital to risk-weighted assets	20.71%
Tier 1 capital to average assets	16.46%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This item does not apply to smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — As of the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under the Exchange Act Rule 13a-15(e).
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
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management of the Company necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls — There was no change in the Company’s control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information regarding the Company’s business. While the Company believes that the present design of its disclosure controls and procedures is effective in achieving its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     This item is not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of Shareholders was held on May 19, 2009. At the meeting, the shareholders approved the following matters:
That Vinaya Gavini be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2012.

For	93.76%
Abstentions	6.24%
That Amarnath Gowda be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2012.

For	89.73%
Abstentions	10.27%
That Ravindranath Gullapalli be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2012.

For	88.81%
Abstentions	11.19%
That Murali Guthikonda be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2012.

For	100.00%
That Krishna M. Malempati be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2012.

For	86.66%
Abstentions	13.34%

That Haranath Policherla be elected as Director of Lotus Bancorp, Inc. for a term expiring at the annual meeting of shareholders in 2012.

For	93.54%
Abstentions	6.46%
ITEM 5. OTHER INFORMATION.
     This item is not applicable.
ITEM 6. EXHIBITS.

Exhibit number	Description of Exhibit

31.1	Rule 13 a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13 a — 14 (a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTUS BANCORP, INC.
Date: August 14, 2009	By:	/s/ Satish B. Jasti
Satish B. Jasti
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Richard E. Bauer
Richard E. Bauer
Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of Exhibit

31.1	Certification pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act and 18 U.S.C. §1350