Form 10-Q
period 2009-09-30
Lotus Bancorp, Inc.
filed 2009-11-13
CIK 1365330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the Quarter Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Issuer’s Common Stock, $0.01 par value, as of November 13, 2009 was 1,389,965 shares.

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

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS

	September 30, 2009
	(unaudited)	December 31, 2008
Cash and cash equivalents
Cash and due from banks	$910,267	$457,103
Interest bearing balances due from banks	735,000	1,960,000
Federal funds sold	2,747,307	3,194,033

Total cash and cash equivalents	4,392,574	5,611,136

Loans, less allowance for loan losses of $538,000 and $314,000 at September 30, 2009 and December 31, 2008, respectively (Note 2)	44,278,576	25,085,558

Property & equipment, net of depreciation (Note 5)	3,346,186	3,478,775
Accrued interest receivable and other assets	268,519	174,865

Total assets	$52,285,855	$34,350,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2009
	(unaudited)	December 31, 2008
Deposits (Note 3)
Non-interest bearing	$4,229,106	$3,613,283
Interest bearing	38,024,308	20,107,144

Total deposits	42,253,414	23,720,427

Accrued interest payable and other liabilities	182,321	103,520

Total liabilities	42,435,735	23,823,947

Shareholders’ equity
Common Stock, $0.01 par value Authorized —8,000,000 shares Issued and outstanding — 1,389,965 shares at September 30, 2009 and at December 31, 2008, respectively	13,899	13,899
Additional paid in capital	14,032,659	13,989,315
Accumulated deficit	(4,196,438)	(3,476,827)

Total shareholders’ equity	9,850,120	10,526,387

Total liabilities and shareholders’ equity	$52,285,855	$34,350,334

See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2009	2008	2009	2008
Interest income:
Loans receivable, including fees	$601,146	$261,217	$1,435,208	$622,957
Interest bearing balances due from banks	12,585	—	43,882	23,034
Federal funds sold	2,674	10,712	8,683	63,895

Total interest income	616,405	271,929	1,487,773	709,886

Interest expense:
Deposits	177,000	67,381	515,287	173,909
Other	5	—	5	—

Total interest expense	177,005	67,381	515,292	173,909

Net interest income	439,400	204,548	972,481	535,977

Provision for loan losses	135,582	18,500	226,082	152,500

Net interest income after provision for loan losses	303,818	186,048	746,399	383,477

Non-interest income:
Service charges and fees	12,002	5,662	28,019	14,613
Gain on sale of loans	—	—	—	4.575
Other income	20,791	4,371	33,572	6,557

Total non-interest income	32,793	10,033	61,591	25,745

Non-interest expense:
Compensation and employee benefits	261,437	228,942	759,362	715,246
Occupancy and equipment	96,019	64,524	241,053	172,987
Stock based compensation	14,448	14,448	43,344	24,080
Professional fees	34,000	46,000	102,010	147,000
Data processing costs	31,405	23,850	92,116	73,654
Advertising and promotion	21,146	12,575	39,353	43,910
Travel and entertainment	17,473	19,661	36,226	42,388
Michigan business tax	3,900	9,000	17,900	28.500
ATM and debit card expenses	10,551	8,770	29,974	26,040
Other	58,756	55,586	166,263	175,698

Total non-interest expense	549,135	483,356	1,527,601	1,449,503

Loss before income tax benefit	(212,524)	(287,275)	(719,611)	(1,041,281)
Income tax benefit	—	—	—	—

Net Loss	$(212,524)	$(287,275)	$(719,611)	$(1,041,281)

Basic and Diluted Loss Per Share	$(.15)	$(.21)	$(.52)	$(.75)

Weighted Average Shares Outstanding	1,389,965	1,389,965	1,389,965	1,389,965
See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common	Paid In	Accumulated
	Stock	Capital	Deficit	Total

Balance December 31, 2008	$13,899	$13,989,315	$(3,476,827)	$10,526,387

Stock option expense	—	43,344	—	43,344

Net loss	—	—	(719,611)	(719,611)

Balance September 30, 2009	$13,899	$14,032,659	$(4,196,438)	$9,850,120

See accompanying notes to unaudited condensed financial statements

LOTUS BANCORP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile actual loss to net cash from operating activities:
Net loss	$(719,611)	$(1,040,281)
Stock option expense	43,344	24,080
Depreciation	142,206	111,395
Provision for loan losses	226,082	152,500
Decrease (increase) in accrued interest receivable and other assets	(93,654)	21,222
Increase in accrued interest payable and other liabilities	78,801	48,466

Net cash used in operating activities	(322,832)	(682,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(19,417,018)	(10,388,278)
Net charge-offs on loans	(2,082)	—
Purchase of equipment	(9,617)	(1,127,983)

Net cash used in investing activities	(19,428,717)	(11,516,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	615,823	1,441,989
Net increase in interest bearing deposits	17,917,164	5,357,809

Net cash provided by financing activities	18,532,987	6,799,798

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,218,562)	(5,399,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,611,136	7,565,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,392,574	$2,166,780

Cash Paid for Interest	$496,375	$165,393
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows, have been made. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Principles of Consolidation — The accompanying consolidated financial statements include accounts of Lotus Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Lotus Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated.
Organization — Lotus Bancorp, Inc. (the “Company”) was incorporated as De Novo Holdings, Inc. on October 27, 2004 for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Lotus Bancorp, Inc. The Company received the required regulatory approvals to purchase the common stock of Lotus Bank (the “Bank”) on February 2, 2007. The Company withdrew common stock subscription funds totaling $12,582,050 from its escrow account on February 27, 2007 and capitalized the Bank with $10,500,000 on that same date. The Bank commenced operations on February 28, 2007. The Company completed the public offering of its common stock on June 30, 2007. The Company raised a total of $13,899,650 in capital. As of November 13, 2009, there were 1,389,965 shares of the Company’s common stock issued and outstanding.
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
Deferred Offering Costs — Direct costs relating to the offering of common stock totaled approximately $487,000 through September 30, 2009, and were capitalized and netted against the offering proceeds.
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
Recent Accounting Pronouncements — On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company has applied the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of SFAS No. 157 is not material to our results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued, such as the period ended September 30, 2009. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.
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
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as a single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, the American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result on implementing the Codification during the quarter ended September 30, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.
NOTE 2 — LOANS
A summary of the balances of loans as of September 30, 2009 and December 31,2008, respectively, is as follows:

	September 30, 2009	December 31, 2008
Mortgage loans on real estate:
Residential 1 to 4 family	$3,097,329	$2,419,361
Commercial	24,585,491	12,843,133
Second mortgage	229,919	172,393
Equity lines of credit	2,142,557	839,607

Total mortgage loans on real estate	30,055,296	16,274,494
Commercial loans	14,312,103	8,443,881
Consumer installment loans	559,965	700,235

Total loans	44,927,364	25,418,610

Less:
Allowance for loan losses	538,000	314,000
Net deferred loan fees (costs) and unearned income	110,788	19,052

Net loans	$44,278,576	$25,085,558

The following table shows the maturities and sensitivity to changes in interest rates of the loan portfolio as of September 30, 2009:

	Maturing or repricing in
	less than	1 to 5	after
	1 year	years	5 years	Total
Commercial and financial	$21,268,336	$14,401,571	$3,227,687	$38,897,594
Real estate — mortgage	2,322,611	2,738,866	408,328	5,469,805
Installment loans to individuals	305,769	241,675	12,521	559,965

Total loans	$23,896,716	$17,382,112	$3,648,536	$44,927,364

At September 30, 2009, loans maturing in greater than 1 year are comprised of the following:

Fixed rate	$19,232,506
Variable rate	$16,639,747
The Company has no loan concentrations greater than 10% of total loans.

An analysis of the allowance for loan losses is as follows:

September 30, 2009
Balance at December 31, 2008	$314,000
Provision for loan losses	226,082
Loans charged-off	(2,082)
Recoveries on loans previously charged-off	—

Balance at September 30, 2009	$538,000

At September 30, 2009, there were no loans considered to be impaired or over 90 days delinquent and still accruing.
In the ordinary course of business, the Bank has granted loans to executive officers and directors and their affiliates amounting to $7,474,624 at September 30, 2009 and $4,328,595 at December 31, 2008.
NOTE 3 — DEPOSITS
The following is a distribution of deposits as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Non-interest bearing deposits	$4,229,106	$3,613,283
NOW accounts	417,308	357,123
Savings and money market accounts	17,720,769	9,505,159
Certificates of deposit less than $100,000	4,449,457	2,718,608
Certificates of deposit greater than $100,000	15,436,774	7,526,254

Total	$42,253,414	$23,720,427

At September 30, 2009, the scheduled maturities of time deposits are as follows:

	Less than	Greater than
	$100,000	$100,000	Total
Less than one year	$3,925,457	$14,854,259	$18,779,716
One through five years	524,000	582,515	1,106,515
Over five years	—	—	—

Total	$4,449,457	$15,436,774	$19,886,231

NOTE 4 — OFF BALANCE SHEET ARRANGEMENTS
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
The total contractual amounts of commitments to extend credit, standby letters of credit, and undisbursed lines of credit as of September 30, 2009 and December 31, 2008 are shown below:

	September 30, 2009	December 31, 2008
Commitments to extend credit	$2,659,900	$3,298,200
Standby letters of credit	666,561	917,498
Undisbursed lines of credit	7,074,397	5,241,053

Total	$10,400,858	$9,456,751

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
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Building and improvements	$2,212,089	$2,212,089
Land	854,233	854,233
Office equipment	642,571	632,954

	3,708,893	3,699,276
Less: Accumulated depreciation	362,707	220,501

Property and equipment net of depreciation	$3,346,186	$3,478,775

The Company’s headquarters is an approximately 5,200 square foot building completed in 2008 featuring full service banking accommodations. The building also houses the Company’s executive management.
NOTE 6 — INCOME TAXES
The Company has net operating loss carryforwards of approximately $4,196,000 as of September 30, 2009 that are available to reduce future taxable income through the year ending December 31, 2028. The deferred tax asset created by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the Company’s net deferred tax assets, included in other assets, are as follows:

Deferred Tax Asset:
Net Operating Loss Carryforward	$1,426,789
Less: Valuation Allowance	(1,426,789)

Total net deferred tax asset	$—

A reconciliation of the provision for income taxes for the period ended September 30 follows:

	2009	2008

Income tax benefit at federal statutory rate of 34 percent	$244,668	$353,696
Change in valuation allowance	(245,000)	(354,000)
Other — net	332	304

Net income tax expense	$—	$—

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
At September 30, 2009, stock options outstanding had a weighted average remaining contractual life of 8.6 years. The following table summarizes stock options outstanding and aggregate intrinsic value as of September 30, 2009:

Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Exercise Price	Outstanding	Life	Price	Value
$10.00	59,024	8.6 years	$10.00	—
The Company did not grant stock options during the nine months ended September 30, 2009.
Stock options have an exercise price of $10.00 per share. 41,649 of the options vest over a five year term, while 17,375 of the options vest ratably over a three year term. All of the options expire 10 years following the date of grant.
As of September 30, 2009, there was $134,136 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 1.2 years. Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
As of September 30, 2009, there were 59,024 options to purchase the Company’s common stock issued and outstanding.
In conjunction with its initial stock offering, the Company has issued a total of 277,993 warrants to initial shareholders in the ratio of one warrant for every five shares of common stock purchased in the offering. These warrants have a strike price of $12.50. Additionally, the Company has issued 142,500 warrants to its organizers. These warrants have a strike price of $10.00. A total of 420,493 warrants to purchase the Company’s common stock were outstanding as of September 30, 2009 and December 31, 2008.
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
NOTE 8 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting policies. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well capitalized as of September 30, 2009.
The Bank’s actual capital amounts and ratios as of September 30, 2009 are presented in the following table (dollars in thousands):

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009:

Total Risk Based Capital to Risk Weighted Assets Lotus Bank	$8,127	16.59%	$3,918	8.00%	$4,898	10.00%

Tier One Capital to Risk Weighted Assets Lotus Bank	$7,589	15.49%	$1,959	4.00%	$2,939	6.00%

Tier One Capital to Total Assets Lotus Bank	$7,589	14.51%	$2,091	4.00%	$2,614	5.00%
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

The carrying and fair values of the Company’s assets and liabilities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and due from banks	$910,267	$910,267	$457,103	$457,103
Interest bearing deposits with banks	735,000	735,000	1,960,000	1,960,000
Federal funds sold	2,747,307	2,747,307	3,194,033	3,194,033
Loans — net	44,278,576	45,645,618	25,085,558	26,703,966
Accrued interest receivable	109,349	109,349	81,521	81,521

Noninterest bearing deposits	4,229,106	4,229,106	3,613,283	3,613,283
Interest bearing deposits	18,138,077	18,138,077	9,862,282	9,862,282
Time deposits	19,886,231	19,872,663	10,244,862	10,154,759
Accrued interest payable	66,150	66,150	47,233	47.233
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
The Company commenced its initial public offering on September 28, 2006 to raise the capital required to capitalize Lotus Bank. The initial public offering was completed on June 30, 2007. On February 26, 2007, we broke escrow in the amount of $12,769,358, which consisted of $12,582,050 in stock subscriptions received and $187,308 in accrued interest receivable. On February 27, 2007, the Company capitalized the Bank by downstreaming $10,500,000 into its capital accounts. Early in the third quarter of 2007, the Company closed on the remaining portion of its equity offering of $1,317,600, bringing its total equity to $13,899,650. As of November 13, 2009, there were 1,389,965 shares of the Company’s common stock issued and outstanding.
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

The Bank has 13.55 full-time equivalent employees, and the Company does not currently have any employees who are not also employees of the Bank.
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
FINANCIAL RESULTS
For the three and nine months ended September 30, 2009, the Company generated net losses of $212,524 and $719,611, respectively. The largest expenses in the quarter ended September 30, 2009 were compensation and employee benefits which amounted to $261,437, interest expenses of $177,005, occupancy and equipment costs totaling $96,019, professional fees totaling $34,000, data processing expenses totaling $31,405, , and advertising and promotion costs totaling $21,146. Additionally, stock based compensation expense totaling $14,448 was recognized during the quarter ended September 30, 2009. Similarly, year-to-date through September 30, 2009, the largest expense components were salaries and employee benefits totaling $759,362, interest expenses amounting to $515,292, occupancy costs totaling $241,053, professional fees of $102,010, and data processing expenses totaling $92,116. Most expense categories showed increases in the year-over-year period due to growth in the Company’s business lines and the addition of staff. Interest and fee income for the quarter of $616,405 was largely due to interest and fees on loans of $601,146, earnings from investments in certificates of deposit of other banks amounting to $12,585, and federal funds sold of $2,674. The provision for possible loan losses totaled $135,582 for the quarter and $226,082 year-to-date. At September 30, 2009, the reserve stood at $538,000 or 1.20% of gross loans and 1.24% of adjusted total loans. As the Company had no loans past due more than 30 days at quarter end or any loans in nonaccrual status, the Company’s management felt it prudent to maintain its loan loss reserve provisions at current levels given the state of both the local and national economies.
In analyzing the appropriate level of the Company’s reserve for possible loan losses, management takes into account several factors including historical loss rates, current and anticipated levels of past due and non-performing loans, local economic conditions, competitor loss rates and portfolio composition. The Company has no experience of loan losses, other than $2,082 associated with participation interest being held by a financial institution that was closed by regulators, has no history of loans of any material amount past due more than 30 days, and has no loans classified as non-performing or in non-accrual status. Additionally, the Company has avoided making those types of loans considered “high risk” such as option ARMS, and typically underwrites commercial loans and commercial and residential real estate loans, the bulk of its portfolios, with current loan to value ratios of around 70% and/or debt service coverage ratios in excess of 125%; even in light of the moribund local economy and the struggles with credit quality of local competitor financial institutions, management closely monitors the performance of its credit portfolios and is satisfied that it’s reserve for possible loan losses is adequate.
In comparing the September 30, 2009 quarterly results to those of the same period ending in 2008, it is necessary to remember that the Company’s subsidiary bank had only been in operation since February 28, 2007, and has experienced fairly rapid balance sheet growth during 2007, 2008 and the first nine months of 2009, with total assets, net loans and total deposits increasing 108%, 130%, and 198%, respectively from September 30, 2008 to September 30, 2009. The Company’s primary source of income for the quarters ended September 30, 2008 and 2009 was interest and fees on loans, investment CD’s and federal funds sold totaling $271,929 and $616,405, respectively. While the composition of revenue sources was similar, significant decreases in the general level of interest rates, coupled with the fairly high funding costs associated with gathering deposits and high carrying balances of relatively low yielding assets (federal funds sold and investment certificates of deposit) resulted in a decline of the Company’s annualized net interest margin from 4.01% at September 30, 2008 to 3.69% at September 30, 2009. While erosion in the net interest margin, in percentage terms, has made it more difficult to cover the Company’s other operating costs such as salaries and benefits and occupancy, net interest income has increased during the same period. This trend has been accelerating during 2009, particularly in the 3rd quarter, as the Company continues to convert lower yielding assets into higher yielding loans, and its costs of funding continue to decline
The Company’s assets have grown by approximately 52% since year-end 2008. We believe this growth is primarily attributable to the new location of the Company’s headquarters, recent marketing and advertising promotions, perceived instability of competitor financial institutions, and the resultant inactivity of that competition, all of which have attracted additional customer relationships into the Bank. The Bank’s asset mix has continued to improve with the conversion of cash equivalent assets into loans. Net loans totaled $44,278,576 at September 30, 2009, an increase of approximately $19.2 million, or 77% over December 31, 2008, and were funded largely by increases in deposits gathered amounting to $42,253,414. The Company expects this growth to continue for the foreseeable future, as tempered competition and increased consolidation in its market allow it to gain more customer relationships, which should result in the continued enrichment in its asset mix as federal funds sold and investment certificate of deposit balances are to be converted into higher-yielding loans.
An approximately 78% increase in deposits at quarter-end, as compared to year-end 2008, were comprised primarily of non-interest bearing demand balances, money market deposit accounts and certificates of deposit. The Company’s equity declined during the same period to $9,850,120 due exclusively to its operating losses discussed above.
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
FUNDING OF OPERATIONS AND LIQUIDITY
On February 26, 2007, the Company had its first closing on the common stock subscriptions received, and issued 1,258,205 shares of stock for a total of $12,582,050, which included the conversion of $109,990 of organizer advances into common stock. The Company continued to offer its common stock for sale pursuant to the terms of the registration statement until June 30, 2007. Since the initial closing on February 26, 2007, the Company closed on an additional $1,314,600 in common stock subscriptions, and issued an additional 131,760 shares. As of November 13, 2009, a total of 1,389,965 shares of the Company’s common stock were issued and outstanding.
The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.
CAPITAL EXPENDITURES
The Company has made $3,385 in capital expenditures for the three month period ended September 30, 2009, and recorded $46,505 in depreciation expense related to its headquarters building and office equipment during the quarter.
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
On February 26, 2007, the Company met the conditions to capitalize and open Lotus Bank and issued 1,258,205 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizer advances of $109,990. The Company repaid the outstanding balance on its organizational line of credit by using a portion of the proceeds of its initial public offering, and then invested $10,500,000 of the proceeds in the capital of the Bank. Since that date, the Company has issued an additional 131,760 shares. As of September 30, 2009, the Company’s primary sources of liquidity are cash and due from banks and federal funds sold which amounted to $5,851,450. As the Bank continues to grow, it is expected that a substantial portion of these funds will be invested in loans and be supplanted by increases in deposits.
Additionally, the Bank has arranged a federal funds borrowing line with one of its correspondent banks, has gained access to the discount window of the Federal Reserve Bank of Chicago (the “FRBC”), and has established a borrowing line with the Federal Home Loan Bank of Indianapolis (the “FHLBI”). Any borrowings from the FRBC and the FHLBI are required to be collateralized with certain of the Bank’s assets. The federal funds line is unsecured. As of September 30, 2009, there were no balances outstanding on any of these borrowing lines.

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
OFF BALANCE SHEET ARRANGEMENTS
At September 30, 2009, the Company had unfunded loan commitments outstanding of approximately $10.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitments level does not necessarily represent future cash requirements. The Company has the ability to fund these commitments if required. See also Note 4 of the Company’s consolidated financial statements (unaudited) in Item 1 of Part 1 of this report.
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
The Bank is currently, and expects to continue to be, in compliance with these guidelines. The following table shows the capital totals and ratios for the Bank as of September 30, 2009 (in thousands):

Tier 1 capital	$7,589
Total capital	$8,127
Tier 1 capital to risk-weighted assets	15.49%
Total capital to risk-weighted assets	16.59%
Tier 1 capital to average assets	14.51%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This item does not apply to smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — As of the end of the period covered by this Quarterly Report on Form 10-Q for the three month period ended September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under the Exchange Act Rule 13a-15(e).
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
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. Management of the Company necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls — There was no change in the Company’s control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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
     None.
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

LOTUS BANCORP, INC.
Date: November 13, 2009	By:	/s/ Satish B. Jasti
Satish B. Jasti
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Richard E. Bauer
Richard E. Bauer
Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description of Exhibit
31.1	Certification pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act and 18 U.S.C. §1350